Form 10-Q
period 2007-09-30
BIOFORM MEDICAL INC
filed 2007-12-19
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 001-33791

BIOFORM MEDICAL, INC.

(Exact name of the Registrant as specified in its charter)

Delaware	39-1979642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 South Grant Street, Suite 110

San Mateo, California 94402

(Address of principal executive office and zip code)

(650) 286-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐         No  ☑ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐         Accelerated Filer   ☐         Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

As of November 30, 2007, there were 46,216,890 shares ($0.01 par value per share) of registrant’s common stock outstanding.

*	The Registrant has not been subject to the filing requirements for the past 90 days as it commenced trading on November 7, 2007 pursuant to its initial public offering, but the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

BIOFORM MEDICAL, INC.

FORM 10 - Q

Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	June 30, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,468	$17,610
Accounts receivable, net of allowance for doubtful accounts of $451 at September 30, 2007 and $428 at June 30, 2007, respectively	8,058	7,725
Inventories	5,274	4,864
Prepaid initial public offering costs	1,348	66
Prepaid royalties	1,281	—
Prepaid other	1,153	1,128
Other current assets	233	262

Total current assets	27,815	31,655
Property and equipment, net	6,553	5,741
Prepaid royalties	3,409	—
Other assets	147	103

Total assets	$37,924	$37,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,783	$3,754
Deferred revenues	363	446
Accrued royalty expenses	5,748	869
Other accrued liabilities	5,783	6,686
Capital lease obligations, current portion	32	20

Total current liabilities	14,709	11,775
Capital lease obligations, long-term portion	87	36

Total liabilities	14,796	11,811

Commitment and Contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, 31,223 authorized, $0.01 par value:
Series A: 5,412 shares designated, 5,412 shares issued and outstanding at September 30, 2007 and June 30, 2007; aggregate liquidation value of $5,412 at September 30, 2007 and June 30, 2007	54	54
Series B: 9,595 shares designated, 9,595 shares issued and outstanding at September 30, 2007 and June 30, 2007; aggregate liquidation value of $14,393 at September 30, 2007 and June 30, 2007	96	96
Series C: 8,239 shares designated, 8,239 shares issued and outstanding at September 30, 2007 and June 30, 2007; aggregate liquidation value of $23,069 at September 30, 2007 and June 30, 2007	82	82
Series D: 5,250 shares designated, 4,938 shares issued and outstanding at September 30, 2007 and June 30, 2007; aggregate liquidation value of $16,049 at September 30, 2007 and June 30, 2007	49	49
Series E: 2,727 shares designated, 2,183 shares issued and outstanding at September 30, 2007 and June 30, 2007; aggregate liquidation value of $12,008 at September 30, 2007 and June 30, 2007	22	22
Common stock, $0.01 par value, 48,000 shares authorized; 4,222 shares issued and outstanding at September 30, 2007; 4,128 shares issued and outstanding at June 30, 2007	42	41
Additional paid-in capital	73,598	72,807
Accumulated other comprehensive income	88	24
Accumulated deficit	(50,903)	(47,487)

Total stockholders’ equity	23,128	25,688

Total liabilities and stockholders’ equity	$37,924	$37,499

The accompanying notes are an integral part of these financial statements

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,
	2007	2006
Net sales	$15,201	$7,790
Cost of sales	2,792	1,559

Gross profit	12,409	6,231
Operating expenses:
Sales and marketing	11,754	6,453
Research and development	2,181	1,021
General and administrative	2,024	1,321

Total operating expenses	15,959	8,795

Other income (expenses), net
Interest income, net	161	254
Other income (expenses), net	31	(12)

Loss before income taxes	(3,358)	(2,322)
Provision for income taxes	58	20

Net loss attributable to common stockholders	$(3,416)	$(2,342)

Net loss per common share, basic and diluted	$(0.82)	$(0.68)

Pro forma net loss per common share, basic and diluted (Note 9)	$(0.10)

Weighted-average number of shares used in per share calculation, basic and diluted	4,166	3,461

Pro forma weighted-average number of shares used in pro forma per share calculation (Note 9)	34,533

The accompanying notes are an integral part of these financial statements.

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(3,416)	$(2,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	230
Loss on disposal of fixed assets	10	—
Provision for doubtful accounts	188	69
Stock compensation expense to employees	528	42
Stock compensation expense to consultants for services	150	117
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(521)	(49)
Inventories	(410)	(206)
Prepaid expenses	(2,362)	(2)
Other assets	(3,425)	—
Deferred revenues	(83)	(209)
Accounts payable	(898)	(233)
Accrued liabilities	3,750	(92)

Net cash used in operating activities	$(6,264)	$(2,675)

Cash flows from investing activities
Purchases of property and equipment	(1,046)	(485)

Net cash used in investing activities	$(1,046)	$(485)

Cash flows from financing activities
Payments on capital leases	(10)	(2)
Proceeds from the issuance of common stock	114	102
Proceeds from the issuance of convertible preferred stock – Series D (net of issuance cost)	—	4,048

Net cash provided by financing activities	$104	$4,148

Effect of exchange rate changes on cash	64	3
Net (decrease) increase in cash and cash equivalents for the period	(7,142)	991
Cash and cash equivalents at the beginning of the period	17,610	16,982

Cash and cash equivalents at the end of the period	$10,468	$17,973

Supplemental disclosures of non-cash investing activities
Purchase of property and equipment under capital leases	$84	—
Disposal of property and equipment through capital lease terminations	$11	—

The accompanying notes are an integral part of these financial statements.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – The Company and Description of Business, Initial Public Offering and Capitalization of Preferred Stock

The Company and Description of Business

BioForm Medical, Inc. (“we”, “our”, “us”) is a medical aesthetics company incorporated in Delaware on July 12, 1999. Our corporate headquarters are located in San Mateo, California, with manufacturing and research and development sites in Franksville, Wisconsin and European subsidiaries in the Netherlands and the United Kingdom. We are focused on developing and commercializing products that are used by physicians to enhance their patients’ appearance and are dedicated to bringing doctors and their patients safe and effective products for use in dermatology, plastic surgery and facial plastic surgery.

We currently have two main products, Radiesse and Coaptite. Radiesse is an FDA-approved dermal filler for use in facial aesthetics. Currently, Radiesse is marketed in the United States for the correction of moderate to severe folds and wrinkles, including nasolabial folds for the restoration or correction of the signs of facial fat loss or lipoatrophy in patients with human immunodeficiency virus (“HIV”) and for vocal fold augmentation (“VFA”). Coaptite, an FDA approved tissue-bulking agent, is used to treat female stress urinary incontinence (“SUI”).

Initial Public Offering and Conversion of Preferred Stock

In November 2007, we completed our initial public offering (“IPO”) of common stock and we sold and issued 11,500 shares of common stock at an issuance price of $8 per share. We raised a total of $92,000 in gross proceeds from the IPO, or $83,360 in net proceeds after deducting underwriting discounts and other associated costs. Upon the closing of the IPO, all shares of convertible preferred stock outstanding at September 30, 2007 were automatically converted into 30,367 shares of common stock.

Capitalization summary upon closing of initial public offering:

Common stock issued and outstanding as of September 30, 2007	4,222
Sale of common stock through IPO	11,500
Conversion of preferred stock into common stock upon the closing of the IPO	30,367

Pro forma common stock issued and outstanding after IPO	46,089

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Registration Statement on Form S-1, Registration Number 333-145584, filed with and declared effective by the Securities and Exchange Commission (“SEC”) on November 6, 2007 relating to our initial public offering of shares of our common stock.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, which are normal and recurring in nature, for a fair presentation of our financial position and of our results of operations for the periods presented. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. We derived the consolidated balance sheet presented as of June 30, 2007 from the audited consolidated financial statements at that date.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

Reclassifications

We reclassified certain prior year amounts in our previously issued financial statements to conform to the current period presentation.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, describes that comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on foreign exchange and unrealized gains and losses on available-for-sale investments. Our comprehensive loss consists of net losses and unrealized gains and losses on foreign exchange translation. The following table lists the components of comprehensive loss as of the end of the periods indicated.

	Three Months Ended
	September 30, 2007	September 30, 2006
Net loss	$(3,416)	$(2,342)
Translation gain	64	3

Other comprehensive loss	$(3,352)	$(2,339)

Net Loss per Common Share

We compute basic and diluted net loss per share by dividing the loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, options to purchase common stock and warrants to purchase common or preferred stock are not included in this calculation because their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three months ended September 30,
	2007	2006
Numerator:
Net loss attributable to common stockholders	$(3,416)	$(2,342)
Denominator:
Weighted-average common shares outstanding	4,166	3,461
Loss per share attributable to common stockholders
Basic and diluted	$(0.82)	$(0.68)

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

We excluded the following outstanding options, convertible preferred stock and warrants from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	September 30, 2007	September 30, 2006
Series A convertible preferred stock (as if converted)	5,412	5,412
Series B convertible preferred stock (as if converted)	9,595	9,159
Series C convertible preferred stock (as if converted)	8,239	8,239
Series D convertible preferred stock (as if converted)	4,938	4,938
Series E convertible preferred stock (as if converted)	2,183	—
Options to purchase common stock	5,590	3,191
Warrants to purchase common stock	100	100

	36,057	31,039

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 in fiscal year 2009. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We plan to adopt SFAS No. 159 in fiscal 2009 and are currently evaluating the effect that the adoption of SFAS No. 159 will have on our results of operations and financial position.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

Note 3 – Certain Balance Sheet Components

	September 30, 2007	June 30, 2007
Inventories
Raw materials	$1,268	$1,504
Work-in-process	3,441	2,840
Finished goods	876	736
Reserves for excess and obsolete	(311)	(216)

	$5,274	$4,864

Property & Equipment
Leasehold improvements	$1,426	$1,465
Machinery and equipment	2,302	2,265
Furniture, fixtures, and office equipment	2,700	2,448
Construction-in-progress	3,337	2,569

	9,765	8,747
Less: accumulated depreciation	(3,212)	(3,006)

	$6,553	$5,741

Other Accrued Liabilities
Accrued compensation	$2,088	$2,576
Accrued marketing programs	653	805
Accrued licensing	800	1,700
Other accruals	2,242	1,605

	$5,783	$6,686

Note 4 – Commitments and Contingencies

Lease Commitments

We have entered into several capital leases for office equipment. We had $129 and $86 in assets under capital lease obligations at September 30, 2007 and June 30, 2007. Accumulated depreciation associated with these capital leases was $10 and $42 at September 30, 2007 and June 30, 2007.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of September 30, 2007:

	Capital Leases	Operating Leases
Year ending June 30,
2008 (remaining nine months)	30	458
2009	41	464
2010	41	329
2011	17	209
2012	—	131

Total minimum lease payments	129	$1,591

Less amounts representing interest	(10)

Present value of minimum lease payments	119
Less current portion	(32)

Long-term portion of capital lease obligations	$87

License Agreements

In fiscal 2007, we entered into agreements that provided us exclusive US distribution rights for Aethoxyslerol with Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) and exclusive US, Canada and European distribution rights for aesthetics applications for BioGlue with CryoLife. Inc. (“CryoLife”). We charged $2,200 to research and development expense in fiscal 2007 for minimum, non-cancelable payments required under these two agreements. Of this amount, we paid $500 in October 2006 and we accrued $1,700 as of June 30, 2007 for the remaining balance. In the first quarter of fiscal 2008, we paid $900 of the $1,700 accrual. The remaining amount is due in June 2008. Additional payments will become due if we achieve milestones related to FDA approval of these products. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable.

In October 2005, we entered into a settlement and license agreement with Artes Medical, Inc. (“Artes”) and Dr. Martin Lemperle, pursuant to which all outstanding disputes and litigation matters among the parties were settled. Under this agreement, Artes granted to us an exclusive, world-wide license under certain of their patents to make and sell implant products containing CaHA particles and a non-exclusive, world-wide license under the same patents to make and sell certain other non-polymeric implant products. On September 21, 2007, we executed a Second Agreement with Artes to pre-pay all royalty obligations payable to Artes in the future by making two payments totaling $5,500. On September 30, 2007, we recognized $5,500 in accrued liabilities as a result of executing this agreement. In addition, we recorded short and long-term prepaid assets, net of the accrued royalty liability to Artes. For the period ended September 30, 2007, our short term and long-term prepaid assets from this agreement were $1,281 and $3,409, respectively. In October 2007, we paid the first payment of $2,000. The second payment of $3,500 was paid on December 6, 2007. These payments replaced any royalty that we would have been obligated to pay to Artes in the future under the term of the original license agreement and will be recognized in cost of sales based on units sold.

Legal Contingencies

There have been no material changes in the legal matters discussed in Note 5 of the Notes to Consolidated Financial Statements in our Registration Statement on Form S-1, Registration Number 333-145584, which is incorporated herein by reference.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

Note 5 – Stockholders’ Equity

Convertible Preferred Stock

Under our amended and restated certificate of incorporation in effect as of September 30, 2007, we were authorized to issue 31,223 shares of convertible preferred stock with a par value of $0.01 per share.

The following summarizes the designation and issuable shares of each series of preferred stock as of September 30, 2007:

Designated Shares
Series A	5,412
Series B	9,595
Series C	8,239
Series D	5,250
Series E	2,727

Total	31,223

The following summarizes outstanding convertible preferred stock at September 30, 2007. Upon the closing of the IPO, all shares of convertible preferred stock outstanding as of September 30, 2007 were automatically converted into 30,367 shares of common stock:

	Number Outstanding	Liquidation Amount	Price per share
Series A	5,412	$5,412	$1.00
Series B	9,595	14,393	1.50
Series C	8,239	23,069	2.80
Series D	4,938	16,049	3.25
Series E	2,183	12,008	5.50

Total	30,367	$70,931

Common Stock

On November 9, 2007, we filed our amended and restated certificate of incorporation, pursuant to which all preferred stock was converted to common stock and we increased the number of shares authorized to 100,000 shares of common stock and 10,000 shares of undesignated preferred stock.

As of September 30, 2007, we were authorized to issue 48,000 shares of common stock with a par value of $0.01. Each share of common stock has the right to one vote. Of the common stock authorized at September 30, 2007, 11,500 shares have been reserved for issuance of stock options to management and advisors. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors, subject to the prior right of the convertible preferred stockholders.

In November 2007, we completed our IPO of common stock and we sold and issued 11,500 shares of common stock at an issuance price of $8 per share. We raised a total of $92,000 in gross proceeds from the IPO, or $83,360 in net proceeds after deducting underwriting discounts and other associated costs. Upon the closing of the IPO, all shares of convertible preferred stock outstanding at September 30, 2007 were automatically converted into 30,367 shares of common stock.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

Note 6 – Stock Based Compensation

Stock Option Plan

In May 2003, we adopted a stock option plan (the “2003 (Terminated) Stock Plan”) whereby we granted options to certain officers, employees, consultants or advisors (“Participants”) for the purchase of common stock. We reserved 1,500 shares of common stock for issuance under the 2003 (Terminated) Stock Plan. In September 2003, we terminated the 2003 (Terminated) Stock Plan and adopted a new stock option plan (the “2003 (Active) Stock Plan”) whereby we grant options to certain officers, employees, consultants or advisors (“Participants”) for the purchase of common stock. We initially reserved 3,500 shares of common stock for issuance under the 2003 (Active) Stock Plan and we increased the shares authorized for the 2003 (Active) Stock Plan on October 13, 2005, June 27, 2006 and July 25, 2007, by 1,500 shares, 2,000 and 1,500 shares, respectively. At June 30, 2007, we had 1,500 shares of common stock reserved for issuance under a previous stock option plan (the “2000 Plan”). We ceased issuing options under the 2000 Plan in June 2003, and there are no options outstanding under the 2000 Plan. The board of directors officially terminated the 2000 Plan in July 2007.

Under the 2003 (Active) Stock Plan, we may grant stock options in the form of incentive stock options, as described in Section 422 of the Internal Revenue Code, or nonqualified stock options or stock purchase rights. Our board of directors administers the plans. Our board of directors has the authority to grant to any participant one or more incentive stock options, nonqualified stock options or both types of stock options, or stock purchase rights depending on the plan. Each option is subject to such terms and conditions consistent with the respective plan as the Board of Directors may impose from time-to-time, subject to the limitations as defined in the plans. Options granted under the 2003 (Terminated) Stock Plan and the 2003 (Active) Stock Plan generally vest ratably over a four year service period and expire ten years after the date of grant.

In August 2007, our board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, which, as of the effectiveness of our IPO in November 2007, replaced the 2003 (Active) Stock Plan, we are authorized to issue a maximum of 4,000 common shares in addition to any shares that have been issued pursuant to any awards granted under the 2003 (Active) Stock Plan in the form of incentive, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units or performance shares and units. The 2007 Plan states that the exercise price of options and stock appreciation rights will not be less than 100% of the fair market value of the underlying common stock on the date of the grant. The board of directors, or its designate, will determine the exercise price for restricted stock or restricted stock units and performance shares or units. The board of directors, or its designate, has the authority to set vesting periods, conditions, performance goals and incentives for all awards.

Adoption of SFAS 123R

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123R”), using the prospective transition method. SFAS No. 123R establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”) relating to SFAS No.123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No.123R.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

Under SFAS No.123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized on a straight-line basis, as expense over the employee’s requisite service period (generally the vesting period). Because our non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted-average grant date fair value per share of employee stock options granted for the three month periods ended September 30, 2007 and 2006 was $7.30 and $2.50, respectively, calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2007	2006
Expected life	4.59 years	4.39 years
Risk-free interest rate	4.78%	4.99%
Volatility	45%	45%
Dividend yield	0.00%	0.00%

The assumptions were developed as follows:

Volatility—As we do not have any trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the median historic stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biotech medical device industry similar in size, stage of life cycle and financial leverage. As permitted for privately-held companies under SFAS No. 123 prior to the adoption of SFAS No. 123R, we used the minimum value method for determining pro-forma disclosure and no volatility was applied in the valuation of employee options.

Expected Term—We have little historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for our stock option grants. As a result, for stock option grants made during fiscal 2008, the expected term was estimated as the average of the vesting term and the contractual life, using the method allowed under SAB No. 107.

Risk-Free Rate—The risk-free interest rate assumption was based on zero coupon U.S. Treasury instruments whose term was consistent with the expected term of our stock option grants.

Expected Dividend Yield—We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Common Stock Fair Value—The fair value of our common stock during the first three months ended September 30, 2007 was determined by independent contemporaneous valuations prepared by an independent third party valuation firm. In conducting these valuations, we used a two-step methodology that first estimated our fair value as a whole, and then allocated a portion of the enterprise value to our common stock. This approach is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation methodology utilized the “income approach” to estimate enterprise value. We tested the enterprise value for reasonableness utilizing the “market approach.” The income approach involved projecting future cash flows, discounting them to present value using discount rates ranging from 24% to 30% based upon a risk adjusted weighted average cost of capital of comparable companies, and applying probabilities for success of our product candidates to the resulting discounted cash flows. The projection of future cash flows, the determination of an appropriate discount rate and the estimates of probability for success of our product candidates each involved a significant degree of judgment.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

Forfeitures—SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates refer to the likelihood that unvested options will be cancelled or forfeited due to termination of employment. In developing the expected future forfeiture rates, we analyzed unvested cancellations experience since September 2000.

We recognized $528 of employee stock-based compensation expense during the three months ended September 30, 2007, and charged $37, $165, $94 and $232 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We did not recognize any income tax benefit in the condensed consolidated statement of operations for the three month period ended September 30, 2007.

We recognized $42 of employee stock-based compensation expense during the three months ended September 30, 2006, and charged $3, $16, $3 and $20 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively.

The total compensation cost related to unvested stock option grants not yet recognized as of September 30, 2007 was $7,739 and the weighted-average period over which these grants are expected to vest is 2.9 years.

The following table summarizes activity under our stock option plans from July 1, 2006 through September 30, 2007:

Options	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2006	4,376	2,681	$1.04		$2,559
Options granted (weighted average grant date fair value of $1.49)	(1,800)	1,800	3.46
Options exercised		(570)	0.62
Options forfeited or expired	138	(150)	1.56

Options outstanding at June 30, 2007	2,714	3,761	$2.25		$8,482

Options authorized	1,500
Options granted (weighted average grant date fair value of $3.20)	(1,961)	1,961	7.30
Options exercised	—	(92)	1.23
Options forfeited or expired	(36)	(50)	4.15

Options outstanding at September 30, 2007	2,217	5,580	$4.02	8.75	$18,313

Vested and expected to vest		5,131		8.71
Exercisable at September 30, 2007		1,276		7.39

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$0.45 - $0.84	1,002	$0.74	626	$0.70
$0.84 - $2.00	910	$1.67	353	$1.60
$2.00 - $3.75	1,285	$3.10	243	$2.67
$3.75 - $7.30	2,383	$6.79	44	$6.02

$0.45 - $7.30	5,580	$4.02	1,266	$1.52

Stock Options Granted to non-employees

Expense recognized related to stock options granted to non-employees was $150 for the three month period ended September 30, 2007, of which $40 and $110 were charged to sales and marketing and general and administrative expense, respectively. Stock based compensation due to stock options granted to non-employees in the three month period ended September 30, 2006 was $117, all of which was charged to general and administrative expense. Stock options to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2007	2006
Weighted-average expected volatility	45%	100%
Weighted-average expected term (years)	10	10
Weighted-average risk-free interest rate	4.24%	4.99%
Expected dividend yield	0%	0%

For stock options granted to non-employees in the three months ended September 30, 2007, we estimated the expected stock price volatility for our common stock by taking the median historic stock price volatility for industry peers based on daily price observation over a period equivalent to the expected term of the non-employee stock option grants. Industry peers consist of several public companies in the life science industry similar in size, stage of life cycle and financial leverage.

Note 7 – Income Taxes

Because of our history of net operating losses in fiscal 2005, 2006 and 2007, we have recorded a valuation allowance to fully offset our deferred tax assets. As of September 30, 2007 and June 30, 2007, our valuation allowance on our net deferred tax assets was $19,165.

On July 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which supplements SFAS No. 109. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. There was no cumulative effect of adoption recorded in retained earnings. The total tax reserve for unrecognized tax benefits at adoption was $0.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

Our policy is to recognize interest and penalties related to unrecognized tax benefits as part of our income tax expense. We did not have any interest accrued on uncertain tax positions.

We are subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily U.S. federal, California and Wisconsin. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of September 30, 2007, our Federal tax return is open and could be subject to examination by the tax authorities. Our California and Wisconsin income tax returns are open by statute. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of utilization. We are not subject to any current audits.

Note 8 – Segment Reporting

We operate and report as a single operating segment, which encompasses the developing, manufacturing, and marketing of medical aesthetic products for the aesthetics market. We use one measurement of profitability and do not segregate our business for internal reporting.

We generate revenues in the following geographic regions:

	Three months ended September 30
	2007	2006
U.S.	$12,612	$6,811
International	2,589	979

Total	$15,201	$7,790

We attribute long-lived assets, which primarily consist of property and equipment, to a country primarily based on the physical location of the assets. Property and equipment, net of accumulated depreciation and amortization, summarized by geographic location was as follows:

	September 30, 2007	June 30, 2007
U.S.	$6,290	$5,527
International	263	214

Total	$6,553	$5,741

No customer accounted for 10% or more of sales in the three months ended September 30, 2007. No one customer’s receivable balance is greater than 10% of the total account receivable balance at September 30, 2007.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (Continued)

Note 9 – Unaudited Pro Forma Information

Upon the closing of our IPO, all the outstanding shares of convertible preferred stock outstanding at September 30, 2007 were automatically converted into 30,367 shares of common stock. Pro forma net loss per share, basic and diluted for the three months ended September 30, 2007, reflects the conversion of all of the outstanding shares of convertible preferred stock into shares of common stock as if the conversion had taken place on July 1, 2007 as follows:

Net loss per common share, basic and diluted, as reported	$(0.82)
Pro forma effect of conversion of preferred stock	0.72

Pro forma net loss per common share, basic and diluted	$(0.10)

Weighted-average common stock outstanding, as reported	4,166
Pro-forma conversion of preferred stock	30,367

Total weighted-average number of shares used in computing pro forma net loss per share-basic and diluted	34,533

Note 10 – Subsequent Event

On November 9, 2007, we filed our amended and restated certificate of incorporation, pursuant to which all preferred stock was converted to common and we authorized 100,000 shares of common stock and 10,000 shares of undesignated preferred stock.

In November 2007, we completed our IPO of common stock and we sold and issued 11,500 shares of common stock at an issuance price of $8 per share. We raised a total of $92,000 in gross proceeds from the IPO, or $83,360 in net proceeds after deducting underwriting discounts and other associated costs. Upon the closing of the IPO, all shares of convertible preferred stock outstanding at September 30, 2007 were automatically converted into 30,367 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of Part II of this Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a medical aesthetics company focused on developing and commercializing products that are used by physicians to enhance the appearance of their patients. Our core product is Radiesse, an injectable dermal filler designed to provide long-lasting, cost-effective and safe aesthetic benefits for patients. We have also developed and commercialized Coaptite, an FDA approved tissue-bulking agent, which is marketed through our distribution agreement with Boston Scientific for use in the treatment of stress urinary incontinence in adult females. We manufacture Radiesse and Coaptite at our facilities in Wisconsin, though we depend upon suppliers to manufacture components used in our products.

We currently market our products through a direct sales force of over 100 sales representatives in the United States and Europe and a complementary network of third party distributors in more than 30 countries. Our primary customers are dermatologists, plastic surgeons and facial plastic surgeons. Radiesse is generally used for the treatment of facial wrinkles and folds. Medical aesthetics procedures such as these are generally not covered by health insurance; instead, consumers pay for these treatments with personal funds. Coaptite is used to treat stress urinary incontinence in adult females, which is generally covered by health plans in the United States. Reimbursement coverage of Coaptite procedures is generally not provided internationally, which we believe has been primarily responsible for limiting sales of Coaptite outside the United States.

As a part of our strategy to become a leader in medical aesthetics, in May 2007 we entered into an exclusive licensing and distribution agreement in the United States for Aethoxysklerol, a leading sclerotherapy treatment in Europe for varicose veins. Aethoxysklerol is currently in a Phase III clinical trial for the treatment of spider and reticular veins, which, if successful, may allow us to introduce Aethoxysklerol in the United States. According to the terms of this agreement, the manufacturer of Aethoxysklerol, Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”), is responsible for conducting the clinical trial and regulatory filings for approval of Aethoxyskerol by the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training.

Additionally, in October 2006, we licensed the exclusive U.S., Canadian and European distribution rights for medical aesthetic applications of BioGlue, a surgical adhesive Class III medical device manufactured by CryoLife. Under the terms of our development, distribution and supply agreement, we are responsible for all clinical trials and regulatory filings for cosmetic and plastic surgery applications and will be responsible for sales and marketing of BioGlue in these applications. BioGlue is currently in early feasibility stage human trials for use as a less invasive alternative for tissue fixation in browplasty, or forehead lift. CryoLife will remain the exclusive manufacturer of BioGlue. Under both of these agreements, we have paid and expect to pay certain milestone payments.

Upon execution of the Aethoxysklerol agreement, we became obligated to pay Kreussler a total of $1.7 million in fiscal 2008. Upon execution of the BioGlue agreement, we made a $0.5 million payment to CryoLife. We charged the total amount of these non-contingent payments, $2.2 million, to research and development expense in fiscal 2007. Contingent payments totaling $3.2 million under the agreement with Kreussler and $0.5 million under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable. We expect that our future revenue may grow materially as a result of these product candidates and any other future products or indications, if and when we introduce them.

Sales of Radiesse generated more than 90% of our revenue in the first quarter of fiscal 2008 and 2007. Other revenue consists primarily of the sale of Coaptite. We believe sales increased in 2008 due to growing appreciation by doctors of the benefits provided by Radiesse, clinical training programs, the hiring of additional direct sales personnel, and improvements in our distributor network. We expect revenue to continue to grow in the remainder of fiscal 2008.

We expect that the key factors in generating future growth of our revenue will include:

•	patient satisfaction with our products, particularly Radiesse;

•	strength of our direct sales force in the United States and Europe and our international distribution arrangements;

•	timing and scope of regulatory approvals that we have and may receive in the future; and

•	competitive dynamics in the marketplace.

As is common with many companies in the aesthetics sector, we experience the effects of seasonality on our revenues. We believe the first quarter of our fiscal year, which runs from July through September, is typically the slowest quarter of the year due to summer vacations by doctors and patients. We also generally observe a modest slowness in our third quarter, which runs from January through March. Our fourth quarter, which runs from April to June, is typically the strongest quarter of our fiscal year. The seasonality that we have experienced may have been masked in part by the growth in our revenue in the last two fiscal years.

We will depend on the continued success of Radiesse for growth in revenues for the foreseeable future and to accomplish our goal of achieving sustainable profitability. Competition is very active with many dermal filler products approved and sold throughout the world and the frequent introduction of new product offerings. Some competing products are marketed by companies that are considerably larger and have greater resources than we do.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

The following table sets forth certain data as a percentage of revenues for the periods indicated. Dollars are in thousands.

	Three months ended September 30
	2007		2006		% Change
	Amount	% (a)	Amount	% (a)
Net sales	$15,201	100.0%	$7,790	100.0%	95.1%
Cost of sales	2,792	18.4	1,559	20.0	79.1

Gross profit	12,409	81.6	6,231	80.0	99.1
Sales and marketing expenses	11,754	77.3	6,453	82.8	82.1
Research and development expenses	2,181	14.3	1,021	13.1	113.6
General and administrative expenses	2,024	13.3	1,321	17.0	53.2
Other income, net	192	1.3	242	3.1	(20.7)
Provision for income taxes	58	0.4	20	0.3	190.0

Net loss	$(3,416)		$(2,342)		45.8

(a)	Expressed as a percentage of total net sales.

Net Sales

Net sales were $15.2 million for the first three months of fiscal 2008 as compared to $7.8 million for the first three months of fiscal 2007, an increase of $7.4 million or 95.1%. Domestic sales were $12.6 million for the first three months of fiscal 2008 compared to $6.8 million for the first three months of fiscal 2007, an increase of $5.8 million or 85.2%. International sales were $2.6 million for the first three months of fiscal 2008 compared to $1.0 million for the first three months of fiscal 2007, an increase of $1.6 million or 164.5%. The increase in net sales was due primarily to an increase in the volume of units sold. Our average selling price was modestly lower due primarily to customers reaching pricing discounts through higher purchase volumes. We believe sales increased due to growing appreciation by doctors of the benefits provided by Radiesse, clinical training programs, the hiring of additional direct sales personnel and improvements in our distributor network.

Cost of Sales

Cost of sales was $2.8 million for the first three months of fiscal 2008 as compared to $1.6 million for the first three months of fiscal 2007, an increase of $1.2 million, or 79.1%. The increase was primarily due to higher sales.

Gross Profit

Gross profit was $12.4 million for the first three months of fiscal 2008 as compared to $6.2 million for the first three months of fiscal 2007, an increase of $6.2 million, or 99.1%. As a percentage of sales, gross profit for the first three months of fiscal 2008 was 81.6% as compared to 80.0% for the first three months of fiscal 2007. The improvement was due to lower product overhead and royalty expense per unit sold. We allocate overhead expenses across all production, therefore increased production volume to support higher sales resulted in lower overhead expense per unit than in the prior year. On September 21, 2007, we reached agreement with Artes Medical to pre-pay our license agreement in full for $5.5 million. Amortization of this amount to expense over the remaining life of the related patents resulted in expense that was lower than the royalty due under the original agreement.

Sales and Marketing Expenses

Our sales and marketing expenses were $11.8 million for the first three months of fiscal 2008 as compared to $6.5 million for the first three months of fiscal 2007, an increase of $5.3 million or 82.1%. As a percentage of sales, sales and marketing expenses were 77.3% of sales for the first three months of fiscal 2008 compared to 82.8% for the same period in fiscal 2007. The dollar increase was primarily due to increases in employee related expenses ($4.5 million) and marketing activities ($0.5 million). We increased sales territories in the United States from 56 to 80 territories in the first quarter of fiscal 2008. In fiscal 2007, we did not increase our direct sales team in the United States until the second quarter (approximately November 2006) when we grew from 39 to 56 sales territories. In Europe, we increased sales territories from 16 to 25 in the first quarter of fiscal 2008.

Research and Development Expenses

Our research and development expenses were $2.2 million for the first three months of fiscal 2008 as compared to $1.0 million for the first three months of fiscal 2007, an increase of $1.2 million or 113.6%. As a percentage of sales, research and development expenses were 14.3% for the first three months of fiscal 2008 compared to 13.1% for the first three months of fiscal 2007. The dollar increase in research and development was due primarily to higher employee related expenses ($0.6 million) and higher clinical expenses ($0.4 million).

General and Administrative Expenses

Our general and administrative expenses were $2.0 million for the first three months of fiscal 2008 as compared to $1.3 million for the first three months of fiscal 2007, an increase of $0.7 million, or 53.2%. As a percentage of sales, general and administrative expenses were 13.3% in the first three months of fiscal 2008 compared to 17.0% in the first three months of fiscal 2007. The dollar increase was primarily due to higher employee related expenses ($0.5 million).

Other Income/(Expense), Net

Other income/(expense), net for the first three months of fiscal 2008 decreased slightly when compared to the first three months of fiscal 2007. Other income relates primarily to interest income from our cash balance. The decrease was primarily due to a lower cash balance during the first three months of fiscal 2008.

Provision for income taxes

Our provision for income taxes for the first three months of fiscal 2008 increased slightly when compared to the first three months of fiscal 2007. The increase was primarily due to our income tax expense in our foreign subsidiary.

Net Loss

Our net loss increased during the first three months of fiscal 2008 when compared to the first three months of fiscal 2007 due to the reasons discussed above.

Liquidity and Capital Resources

The following table highlights selected cash flow components for the first three months of fiscal 2008 and 2007 (dollar amounts are in thousands).

Cash provided by (used in):	Fiscal 2008 (first three months)	Fiscal 2007 (first three months)
Operating activities	$(6,264)	$(2,675)
Investing activities	(1,046)	(485)
Financing activities	104	4,148

We have incurred losses, generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of $50.9 million as of September 30, 2007. Our primary source of liquidity has been through private placements of shares of our preferred stock. We have also raised funds through the exercise of stock options, placement of convertible debt (all subsequently converted to preferred stock), and loans (all since repaid). At September 30, 2007, we had a cash balance of $10.5 million. In November 2007, we raised approximately $83.4 million of net proceeds through our initial public offering. In the future, we anticipate that our primary sources of liquidity will be the proceeds from our IPO and cash generated from our operating activities.

Operating activities

In the first three months of fiscal 2008, we used $6.3 million of net cash in operating activities as compared to $2.7 million in the first three months of fiscal 2007. When compared to the same period in fiscal 2007, the increase in usage of cash in operating activities in fiscal 2008 was primarily due to the increase in our net loss of $1.1 million, changes in accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued liabilities of $0.5 million, $0.3 million, $5.8 million, $0.7 million and $3.8 million, respectively. Our non-cash stock option expense increased by $0.5 million in the first three months of fiscal 2008 when compared to the same period in fiscal 2007.

Investing activities

In the first three months of fiscal 2008, we used $1.0 million of net cash in investing activities as compared to $0.5 million in the first three months of fiscal 2007. Our primary investing activities relates to purchases of equipment, computers, furniture and installed leasehold improvements for use in production, research, selling and general and administrative activities.

Financing activities

In the first three months of fiscal 2008, net cash provided from financing activities were $0.1 million as compared to $4.2 million in the first three months of fiscal 2007. Our primary financing activity in the first three months of fiscal 2008 related to cash received from exercises of stock options. During the first three months of fiscal 2007, we received $4.0 from subscription of 1,246,000 shares of Series D preferred stock, net of issuance costs.

Initial public offering

In November 2007, we completed our IPO of common stock and we sold and issued 11.5 million shares of common stock at an issuance price of $8 per share. We raised a total of $92.0 million in gross proceeds from the IPO, or $83.4 million in net proceeds after deducting underwriting discounts and other associated costs. Upon the closing of the IPO, all shares of convertible preferred stock outstanding at September 30, 2007 were automatically converted into 30,367,296 shares of common stock.

See Item 2 for Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2007 (amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$129	$40	$89	$—	$—
Operating lease obligations	1,590	611	900	79	—
Purchase obligations	1,445	1,445	—	—	—
License agreements (1)	800	800	—	—	—
Royalty obligations (2)	5,500	5,500	—	—	—

Total	$9,464	$8,396	$989	$79	$—

(1)	Minimum payments due under agreements that provide us with exclusive rights to distribute licensed products in the United States. Subsequent license payments in an aggregate amount of up to $3.7 million are contingent on FDA approval to market the licensed products in the United States.

(2)	Royalty obligations relate to Artes Medical under an agreement reached in September 2007 for us to pre-pay all future royalty obligations under our license to patents held by Artes Medical.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this quarterly report, which information is incorporate herein by reference.

Critical Accounting Policies

We have made no material changes to the disclosures regarding critical accounting policies made in our Form S-1, which was declared effective on November 6, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate and Credit Risk

We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash or cash equivalents and carried at cost, which approximates market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our cash equivalents, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

As of September 30, 2007, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments.

Our accounts receivable primarily relate to revenues from the sale of Radiesse directly to individual physicians and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in Europe, we sell Radiesse to distributors. We sell Coaptite only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of September 30, 2007.

Foreign Currency Risk

The functional currencies of our operations in the United States, the Netherlands, and the United Kingdom are the U.S. Dollar, or USD, the Euro, and the Pound Sterling, respectively. Revenue is normally generated in an operating unit’s functional currency. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are generally denominated in USD. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the Euro versus the USD and in the Euro versus the Pound Sterling. It is uncertain whether these currency trends will continue. In the future, we may experience foreign currency exchange losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange losses could have a material adverse effect on our business, operating results and financial condition.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material pending or threatened litigation.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have incurred net losses of $10.7 million, $11.4 million and $13.6 million for the fiscal years ended June 30, 2005, 2006 and 2007, respectively, and, as of September 30, 2007, we had an accumulated deficit of approximately $50.9 million. We have financed our operations primarily through private placements of equity securities and have devoted substantially all of our resources to research and development of our products and the commercialization of Radiesse and our other products. We expect our operating expenses to increase as we:

•	expand our worldwide sales and marketing operations in support of Radiesse and our future products;

•	develop and conduct clinical studies in support of new products and new indications;

•	seek regulatory approvals for new products;

•	prepare for the commercialization of future product candidates; and

•	incur additional expenses associated with being a public company.

We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to seek additional funding, if such funding is then available to us on terms acceptable to us or at all.

We have a limited operating history, and we expect our financial condition and operating results to fluctuate on a quarterly and annual basis in potentially unpredictable ways.

We were incorporated in 1999 and commenced operations in 2000. From 2001 to 2003, we received certain U.S. and international regulatory approvals for, and engaged in commercial sales of, Radiesse and Coaptite. We obtained FDA pre-market approval, or PMA, for our key commercial application of Radiesse, the correction of moderate to severe facial wrinkles and folds, in December 2006. Accordingly, we have a limited history of operations upon which you can evaluate our business. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors relating to our business that may contribute to quarterly and annual fluctuations include the following factors:

•	the rate of market adoption of Radiesse and other future products that we may offer;

•	the success of competitive products to Radiesse that are now available or that may become commercially available in the future;

•	the timing of regulatory clearances or approvals and success of the introduction of new products;

•	the effectiveness of promotional and marketing campaigns by us or our competitors;

•	seasonal variations in demand;

•	changes in general economic conditions and the related impact on discretionary spending on elective procedures; and

•	the performance of our independent distributors, partners and suppliers.

The success of our business also depends on consumer trends favoring medical aesthetic procedures, which could change quickly or gradually over time. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods, or guidance regarding expectations of future results, should not be relied upon as an indication of our future operating performance.

If Radiesse and our other products fail to compete effectively and gain greater market adoption, our business will suffer.

Radiesse currently is our primary product, and we expect it to remain so for the next several years. Radiesse competes against products that are more established and accepted within our target markets.

Our largest direct competitors in the key U.S. market include Allergan and Medicis, and there are many other companies that compete directly or indirectly with us or that are likely to compete with us in the near future, both in the United States and internationally. Many of these competitors have significantly greater financial resources, reputation and experience in the aesthetics market than we do, as well as broader aesthetic product offerings. Competing effectively will require us to distinguish our company and Radiesse from our competitors and their products, which will be dependent on factors such as:

•	the safety, effectiveness and ease of use of Radiesse and duration of cosmetic benefit;

•	patient and physician satisfaction with Radiesse compared to other injectable aesthetic products and alternative treatments;

•	the cost of Radiesse to our physician customers relative to alternative products and the price that those physicians, in turn, charge for the corresponding procedure;

•	the effectiveness of our sales and marketing efforts;

•	our ability to obtain additional regulatory approvals and promote Radiesse;

•	our ability to co-promote our filler along with complementary products that we may seek to introduce;

•	our ability to establish a strong and widely-recognized reputation;

•	the results and publication in prominent journals of clinical studies that may be conducted by us or our competitors comparing Radiesse with competing products;

•	intellectual property protection; and

•	the overall size and rate of growth of the dermal filler market.

Our other current products are, and contemplated future products, including Aethoxysklerol and BioGlue, will be, subject to similar competitive risks as Radiesse. If we are unable to effectively distinguish Radiesse, or any of our other current or future products, from those of our competitors, we are unlikely to gain significant market share and our prospects for growth would be harmed.

Our largest competitors enjoy sales and marketing advantages that could make it difficult for us to compete effectively and which could result in our future performance not meeting our expectations.

Our largest competitors enjoy sales and marketing advantages that could influence patients and physicians to choose their products over ours, regardless of relative safety and effectiveness of the products. For example, our largest competitors have implemented expensive national direct-to-consumer marketing campaigns to promote their dermal filler products. These campaigns may lead consumers to develop a strong brand preference for an alternate product even before their initial visit with a physician.

Competitors have, in the past, influenced physician practice through aggressive promotional campaigns that offer significant discounts to physicians who choose their products over competing products. Some competitors also have the ability to influence a physician’s practice by co-promoting, or bundling, the sale of two different but related products, such as a dermal filler and a botulinum toxin. Bundling of complementary products may permit these companies to enjoy efficiencies with respect to their marketing efforts, may permit unique discounting and cross-selling opportunities, and reinforce company and brand loyalty. If competitors’ sales and marketing programs and promotions are able to convince physicians to use and recommend their products over Radiesse, we may be unable to generate expected sales and our financial performance will suffer.

Competition in the aesthetics market is characterized by frequent product introductions, and products not yet available could result in significant additional competition.

Our current and future competitors will introduce new products or new formulations of existing products that will result in near-term and long-term increased competition. While there are a number of competing dermal fillers in the United States, there are many others available internationally. Some of the dermal fillers available domestically and internationally claim to have benefits that may be perceived as equivalent or better than other leading dermal fillers, including Radiesse, based upon such factors as durability, cost, comfort, scope of approved marketing claims or ease of treatment. If dermal fillers are perceived to offer benefits that are equivalent to or better than Radiesse, demand for, and revenue derived from, Radiesse could be harmed. The frequent introduction of dermal fillers may create market confusion that may make it more difficult to differentiate the benefits of Radiesse over competing products. In addition, the entry of multiple products and new competitors may lead some of our competitors to elect pricing strategies that could adversely impact pricing in the filler marketplace generally.

The failure of Radiesse to meet physicians’ or patients’ expectations could reduce demand for

Radiesse and negatively impact our financial performance.

Most procedures performed using Radiesse are elective procedures, the cost of which must be borne by the patient and are not reimbursable through government or private health insurance. The decision to undergo a Radiesse procedure is thus driven by patient demand for an aesthetics procedure, and patients often play a central role in the selection of the dermal filler to be used.

Our future success depends upon patients having a positive experience with Radiesse. We believe that patients who have a positive experience with Radiesse may be more likely to return for additional treatments and refer new patients, which we believe would increase physician demand for Radiesse. However, results obtained from a Radiesse procedure will vary depending on the experience and technique of the treating physician, the volume of dermal filler injected, the patient’s expectations of the results that will be achieved and the duration of the results. Patients may be dissatisfied with their Radiesse treatment experience if immediate or long-term results do not match their expectations, if they find the procedure too painful, or if they find that the temporary side-effects of treatment such as swelling and bruising outweigh the benefit received. Additionally, we believe that patient demand for Radiesse is, in many cases, influenced by price. Treatment with a single syringe of Radiesse may cost a patient more than treatment with a single syringe of many other dermal fillers. If a Radiesse treatment produces results that do not meet physicians’ and patients’ expectations, or if physicians and patients generally believe it is too expensive for the results obtained, our reputation, repeat sales, word of mouth referral opportunities and future sales could suffer.

Negative perception regarding Radiesse, even if unfounded, may inhibit adoption.

There are many dermal filler products and alternate treatments from which to choose for facial aesthetic applications. Practitioners must believe that Radiesse presents an attractive alternative before they will recommend it to their patients. The rate of physician adoption of Radiesse may be adversely affected by negative perception of the product, even if such perception is unfounded. Practitioners may be influenced by the negative comments of another practitioner, which may lead them not to adopt the product.

Moreover, because we cannot control how practitioners use Radiesse, there is a risk that practitioners or patients could develop negative perceptions regarding Radiesse on the basis of treatments for which Radiesse is not suitable and has not received regulatory approval. For instance, there have been published reports of lumpiness associated with the use of Radiesse injected into the lips, a type of treatment for which Radiesse has not been approved. Competitors have in the past promoted their dermal filler products by criticizing Radiesse, and we expect that means of competition to continue into the future. If practitioners believe that Radiesse is unsafe, ineffective, unsatisfactory, too expensive, difficult to use or inappropriate for certain applications, they may not adopt it, which could result in our future sales not meeting our expectations.

If the recent expansion of our sales organization in the United States and in Europe is not as successful as we expect, our revenue may be lower than expected.

Our ability to achieve significant growth in revenues depends, in large part, on our success in recruiting, training and retaining experienced and productive direct sales personnel. During the first quarter of fiscal 2008, we substantially increased the size and scope of our sales organization to support commercialization of Radiesse in the United States and in Europe, expanding from 56 to 80 our U.S. sales representatives and from 15 to 23 our European sales representatives. If new sales representatives take longer than expected to reach anticipated productivity, or if they fail to meet our expectations at all, we may not achieve our revenue goals. We anticipate a corresponding and proportionate increase in sales and marketing expense that will be attributable to this expansion.

Additionally, as we expand our sales organization, the size of the territories assigned to sales representatives may be reduced, as occurred in the case of our recent sales force expansion in the United States. Reduced territory sizes may lead sales representatives to believe that they are losing potential compensation associated with larger territories or that their sales goals are more difficult to achieve, which in turn may result in productive and experienced sales employees seeking alternate employment.

Our failure to retain our sales representatives could have a material adverse effect on our sales, causing our revenue to be lower than expected and harming our results of operations.

To successfully market and sell Radiesse internationally, we must address additional risks associated with operations in foreign countries.

International sales accounted for 17% of our revenue in the first quarter of fiscal 2007 and 13% of our revenue in the first fiscal quarter of 2008. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell Radiesse, combined with expansion into new international markets. In several countries in Europe, we have a direct sales organization. We principally rely on third party distributors to sell our products outside of Europe. Our success internationally is subject to a number of risks, including:

•	difficulties in penetrating markets in which our competitors’ products are more established;

•	intense competition, including with products that are not available in the United States that may claim to offer benefits similar to or better than Radiesse;

•	maintaining existing and obtaining new foreign certification and regulatory clearances and approvals;

•	difficulties in managing international operations;

•	difficulties identifying effective distributors and managing distributor relationships;

•	export restrictions, trade regulations and foreign tax laws;

•	reduced or no protection for intellectual property rights in some countries;

•	fluctuating foreign currency exchange rates; and

•	political and economic instability.

Our other current products are, and contemplated future products will be, subject to similar international risks as Radiesse. If we are unable to effectively manage the risks associated with international operations, we may be unable to effectively sell Radiesse outside of the United States, causing our revenue to be lower than expected and harming our results of operations.

We depend on single manufacturer relationships for supply of our CaHA particles. Any disruption of these relationships could affect our ability to supply product and could harm our business.

We currently depend on a single contract manufacturer, Tulsa Dental Specialties, for the small CaHA particles used in Radiesse and a single contract manufacturer, CAM Implants, for the larger CaHA particles used in Coaptite, our CaHA bulking agent for the treatment of female stress urinary incontinence. Our agreement with Tulsa Dental Specialties runs through May 2010 and then renews for an additional two-year term, unless terminated pursuant to its terms. Our agreement with CAM Implants runs through November 2008 and renews each year for a further year unless terminated pursuant to its terms. Neither agreement is terminable at will by either party. Each of these manufacturers operates out of a single location. Our reliance on these manufacturers subjects us to several unpredictable risks, the occurrence of any of which could lead to a disruption of our operations, including:

•	delays in production of CaHA particles that meet our specifications or failure to meet rigorous regulatory requirements;

•	fluctuation in production quantity or quality due to changes in demand from us or their other customers;

•	the inability to meet our production needs, if demand for Radiesse or Coaptite increases significantly;

•	our CaHA manufacturers’ failure to comply with the terms of the contracts, or the termination thereof pursuant to the terms of the contracts;

•	damage to, or other interruption of, operations at a particular facility; and

•	increases to the price that we pay for the production of CaHA.

Efforts that we may undertake to negotiate terms of supply in the future or to reduce our reliance on these manufacturers could harm our relationships with them. Obtaining alternate manufacturers would be an expensive and lengthy process and would require additional regulatory approvals, which may not be obtained. We could experience production delays related to the evaluation and testing of CaHA particles from alternate manufacturers and obtaining corresponding regulatory qualifications. Any interruption in the supply of CaHA or our inability to obtain CaHA from alternate sources at acceptable prices, in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

We depend on Boston Scientific to market and sell Coaptite, and if Boston Scientific is not successful or reduces its efforts to sell Coaptite, our revenues will be harmed.

We currently depend on Boston Scientific to sell Coaptite, the sales of which constituted less than 10% of our revenues for fiscal 2007 and the first three months of fiscal 2008. Boston Scientific is a very large corporation. While we believe our relationship with Boston Scientific is in good standing, Coaptite represents an immaterial amount of Boston Scientific’s overall revenue and Boston Scientific may in the future determine that resources currently directed to selling Coaptite should be redirected to higher priority projects or they may lack motivation to grow sales of Coaptite. If this were to occur, our expectations of future Coaptite revenues would be harmed.

If we are unable to commercialize Aethoxysklerol, which is an investigational sclerotherapy drug currently in a Phase III clinical trial, our expectation of future growth would be harmed.

An important part of our strategy includes the successful introduction to the U.S. market of Aethoxysklerol, an injectable sclerosing drug for the treatment of varicose veins. We have acquired the exclusive U.S. distribution rights to Aethoxysklerol from its German manufacturer, Kreussler. Although Aethoxysklerol has been used internationally for decades, it is not currently approved for sale in the United States. We cannot sell Aethoxysklerol in the United States before a new drug application, or NDA, is submitted to and approved by the FDA. The development and regulatory approval of a new drug is subject to a number of risks and is never certain. In order to support the NDA submission, the manufacturer of Aethoxysklerol has enrolled patients in a Phase III clinical trial for the use of Aethoxysklerol in treating spider and reticular veins. This clinical trial is subject to a number of risks, including:

•	the trial has been designed by and is being conducted by Kreussler, a third party, so decisions that could affect the success of the trial are outside of our control;

•	Kreussler has limited experience conducting clinical trials pursuant to FDA requirements and obtaining FDA approvals;

•	the trial could produce negative or ambiguous results regarding the effectiveness of Aethoxysklerol;

•	undesirable side effects or safety issues might arise that might delay or adversely effect future approval;

•

the trial may fail to meet its primary or secondary endpoints for effectiveness or may otherwise not meet the rigorous statistical criteria established with FDA in the special protocol assessment process;

•	Kreussler, or the contract clinical research organization managing the study, may fail to follow proper protocols or may otherwise fail to fully and properly execute the clinical study; and

•	the trial may be delayed, suspended or terminated.

The current clinical trial is being conducted based on a design that Kreussler believes will be acceptable to the FDA based on its communication with the FDA and a special protocol assessment, or SPA.

Although we believe, based on the SPA with the FDA, that positive data from Kreussler’s on-going Phase III clinical trial will be sufficient to establish the safety and effectiveness data required for FDA approval, the FDA may disagree. Any delays or unexpected results in the current trial, or need to conduct further trials, would delay U.S. introduction of the product and harm our expected future operations.

We are in an early stage of development of BioGlue for aesthetics applications, and we cannot provide assurance that we will be successful in our goal of commercializing the product candidate.

We have acquired exclusive U.S., Canadian and European distribution rights for aesthetics applications of BioGlue, a surgical adhesive Class III medical device, from CryoLife. Although the FDA cleared BioGlue in 2001 as an adjunct to sutures and staples for use in open surgical repair of large vessels, these clearances may not be used to promote aesthetic applications. We intend to seek FDA clearance for the use of BioGlue for aesthetic applications, but we are at an early stage in our development efforts. We only recently began to enroll patients in a feasibility study to evaluate the safety and effectiveness of BioGlue as a method for tissue fixation in patients undergoing browplasty, and enrollment is ongoing.

Even if we are able to obtain FDA clearance for tissue fixation in browplasty or any other application for which we might seek approval, the commercialization effort may be difficult. The use of a surgical adhesive in aesthetics applications will be novel, and would require physicians to migrate from existing and well-accepted surgical methods. If we are not successful at any stage of our efforts, clinical, regulatory or commercial, BioGlue will not develop into a meaningful component of our business.

We have increased the size of our company significantly, and difficulties managing our growth could adversely affect our business, operating results and financial condition.

We have experienced rapid growth in a relatively short period of time and expect to continue to experience similar growth in the future, as we continue to support Radiesse and other commercially available products and actively pursue product candidates. Our growth has placed, and will continue to place, a strain on our management team, finance department, information systems and other resources. To manage growth effectively, we must:

•	continue to enhance our operational, financial and other systems and resources;

•	maintain and improve our internal controls and procedures; and

•	expand, train and manage our employee base.

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business. In addition, our management, personnel and facilities currently in place may not be adequate to support this future growth. Our rapid growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our results of operations would suffer. Alternatively, necessary expenditures to continue our growth could exceed our current expectations, which would affect our ability to achieve and sustain profitability.

If we are unable to hire and retain key employees, our ability to manage and expand our business will be harmed.

Our success largely depends on the skills, experience and efforts of our officers and other key employees, including Steve Basta, our Chief Executive Officer, Derek Bertocci, our Chief Financial Officer, Dennis Condon, our President and Chief Business Officer, and Jeff Wells, our Senior Vice President, Product Development, along with our ability to retain these employees and to hire new employees to fill significant needs as we grow our business. We may not be able to attract or retain qualified management, sales, finance and technology personnel in the future due to intense competition for hiring experienced personnel. Additionally, any of our officers and other employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our business.

Government regulations restricting the export of goods expose us to potential sanctions and penalties.

United States laws prohibit United States companies and foreign companies that sell U.S. origin items from engaging in commercial transactions with specified countries, individuals and organizations. We have learned that a distributor of Radiesse in the United Arab Emirates shipped our product to physicians in Syria, a prohibited country. We have also learned that our European subsidiary, which manages this distributor, was aware that some shipments might go to Syria, but was not aware that shipments to Syria without a specific export license violated U.S. law. Upon learning of this situation, we informed the distributor to cease all shipments to Syria and filed a voluntary self disclosure of this situation with the U.S. Department of Commerce. Persons who violate U.S. export control laws can be subject to monetary fines and other sanctions, including possible criminal penalties. We do not expect the fines or penalties imposed on us, if any, to be material, but we cannot assure you that the actual amount of the fines or penalties, if any, will not have an adverse effect on our financial condition or reputation.

We may acquire additional products or product candidates in the future and any costs associated with the acquisition or any difficulty integrating operations could reduce our revenues, increase our costs and harm our operating results.

We have acquired or in-licensed several of our current products and product candidates. In order to grow our business, we intend to acquire or in-license additional products and product candidates that we believe have significant commercial potential and that complement our existing products and products under development. Any growth through acquisitions or in-licensing will be dependent upon the continued availability of suitable acquisition or in-license product candidates at favorable prices and upon advantageous terms and conditions. Integrating any newly-acquired product or product candidate could be expensive and time-consuming. Other companies, many of which may have substantially greater resources and reputation, compete with us for the right to acquire and in-license products or product candidates. Any cash acquisition we pursue would diminish the resources available to us for other uses, and any stock acquisition would dilute our stockholders’ ownership. Our future product development efforts also could result in large and immediate write-offs, incurrence of debt and contingent liabilities or amortization of expenses related to intangible assets, any of which could increase our expenses and adversely affect our results of operations and financial condition.

We could become involved in product liability suits, which could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates.

Product liability litigation in the medical device industry is common, and from time to time, we may receive complaints or be named in lawsuits claiming that our products failed to provide the desired outcome or were in some manner associated with an adverse outcome for the patient. These claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We maintain product liability insurance with liability coverage limits that we believe are adequate and customary for the nature of our business we and submit these claims to our insurance carrier. However, we may not have sufficient insurance coverage for all future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

Risks Related to Regulatory Matters

If we fail to maintain necessary FDA approvals for Radiesse or if we fail to comply with applicable federal and state regulations, we could be subject to enforcement action and our commercial operations would be harmed.

We have obtained FDA PMA approvals and 510(k) clearances for Radiesse and for Coaptite for several indications. However, our approvals and clearances could be revoked if safety concerns arise. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following actions:

•	warning letters, adverse publicity, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our product;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to our existing product;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

Additionally, administration of Radiesse by healthcare professionals is subject to regulations that vary by state. For example, federal regulations allow Radiesse to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally administer Radiesse. However, a state could change its regulations at any time, disallowing sales to particular types of healthcare professionals. If we sell our products to practitioners who are not permitted by state regulation to perform the treatment, we could be subject to enforcement action.

If we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We are developing additional formulations of our CaHA technology. Before a new use of or claim for a product can be marketed in the United States, it must first receive FDA approval. The marketing of a product for an indication or application that has not received approval will be viewed as “off-label promotion” and could subject us to an FDA enforcement action, including the issuance of a warning letter and adverse publicity. In addition, any modifications that we may make to Radiesse’s formulation or manufacturing that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use will require a new FDA approval. The FDA may require us to conduct clinical trials to support new indications or formulations, such trials may be time-consuming and expensive, and may produce results that do not result in approval of our FDA application. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. In the event that we do not obtain additional FDA approvals for future indications or uses, our ability to promote Radiesse in the United States and to grow our revenue could be limited.

If we or our third-party manufacturers fail to comply with the FDA’s Quality System Regulation, our business would suffer.

We and our third-party manufacturers are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. The FDA enforces the QSR through periodic unannounced inspections. We and our third-party manufacturers have been, and in the future will be, subject to such inspections. Our failure, or the failure of our third-party manufacturers, to take prompt and satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

We may not be able to obtain or maintain international regulatory qualifications or approvals for our products, which could harm our business.

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The foreign regulatory approval process may include all of the risks associated with obtaining FDA clearance or approval, in addition to other risks. Complying with international regulatory requirements can be an expensive and time consuming process, and approval is not certain. The time required to obtain foreign clearances or approvals may exceed the time required for FDA clearance or approval, and requirements for such clearances or approvals may differ significantly from FDA requirements. Foreign regulatory authorities may not clear or approve our product for the same uses cleared or approved by the FDA. Although we have obtained approval to affix the CE Mark to Radiesse for use in the European Union, we may not be able to maintain such approval.

We may not be able to obtain permission to affix the CE Mark to new products or to modifications of Radiesse. In addition, we may fail to obtain any additional regulatory qualifications, clearances or approvals or to comply with additional legal obligations required by the individual member countries of the European Union or other countries in which we seek to market our products. The FDA also regulates the export of drugs and medical devices from the United States. If we are not successful in obtaining and maintaining foreign regulatory approvals or complying with United States export regulations, our business will be harmed.

Foreign regulatory agencies periodically inspect manufacturing facilities both in the United States and abroad. We may fail to pass inspections of our facilities by applicable regulatory authorities or entities both in the United States and in other countries. Delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or the failure to receive those qualifications, approvals, or to comply with other foreign regulatory requirements, could limit or prevent us from marketing our products or enhancements in international markets. Additionally, the imposition of new requirements could significantly affect our business and our product, and we might not be able to adjust to such new requirements. If we fail to comply with applicable foreign regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to Our Intellectual Property

Intellectual property rights provide us with only limited protection against competition.

While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while we believe our CaHA-based dermal filler technology maintains a strong intellectual property position, there are companies employing competing technologies that claim to have a similar clinical effect to ours which are not CaHA-based. In addition, our patents covering the core technologies used in Radiesse and Coaptite expire in the United States beginning in 2012, and internationally beginning in 2013, with the last to expire U.S. patent expiring in 2020. Expired patents will not prevent competitors from legally introducing products based on this technology. As a result, we believe that we will have to continually innovate and improve our products and technologies and file new patent applications and obtain new patents relating to such innovations and technologies to maintain intellectual property protection and to compete successfully.

Patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements, security measures and other contractual restrictions.

Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, third parties may independently develop similar technologies. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

We may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

Our industry has been characterized by frequent intellectual property litigation. For example, we were involved in litigation with one of our competitors, Artes Medical, over rights to intellectual property underlying both of our companies’ lead products, which resulted in the execution of a settlement and license agreement with Artes Medical. Our competitors or other patent holders may in the future assert that Radiesse and the methods we employ are covered by their patents. If our products are found to infringe, we could be prevented from marketing them or have to pay substantial license fees or royalties to a third party. We may also initiate litigation against third parties to protect our own intellectual property. Companies may market products for competing purposes in a direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. The unauthorized use of our intellectual property could reduce or eliminate any competitive advantage we have, cause us to lose sales, or otherwise harm our business. Our intellectual property has not been fully tested in court. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages and prohibit us from using technologies essential to Radiesse, any of which would have a material adverse effect on our business, results of operations and financial condition. We do not know whether necessary licenses would be available to us at all or on satisfactory terms, or whether we could redesign Radiesse or processes to avoid infringement.

Risks Related to Our Common Stock and Being a Public Company

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of Radiesse sales;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	developments in our industry;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These and other factors may make the price of our stock volatile and subject to unexpected fluctuation.

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

If our actual results do not meet our public guidance, or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell Radiesse successfully is subject to many uncertainties, as discussed in this prospectus. In light of these factors, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated.

Our financial and disclosure controls and procedures are expensive to implement and may not be sufficient to ensure timely and reliable reporting of financial information, which could materially harm our stock price and NASDAQ listing.

We are required to comply with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. We are also required to comply with marketplace rules and corporate governance standards of NASDAQ. Compliance with the Sarbanes-Oxley Act and other SEC and NASDAQ requirements is expensive and requires significant management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy these reporting requirements. The effectiveness of our controls and procedures implemented to comply with these requirements may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired and we could be subject to NASDAQ delisting, SEC investigation and civil or criminal sanctions. Additionally, our ability to obtain additional financing could be impaired. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

More than 95.0% of the privately-issued shares sold prior to our initial public offering are subject to lock-up agreements with us or the underwriters, which will expire 180 days from the date of our initial public offering (subject to extension upon the occurrence of specified events). We have agreed with the underwriters not to waive lock-up agreements with us without the consent of J.P. Morgan Securities Inc. and Piper Jaffray & Co. Our managing underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to contractual lock-up agreements to sell shares before the lock-up agreements expire. After the lock-up agreements expire, the shares subject to the lock-up agreements will be eligible for sale in the public market. Of these shares, 30,059,368 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control more than a majority of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Anti-takeover provisions in our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that could discourage a takeover or frustrate any attempt by stockholders to change the directors or management of our company.

Our amended and restated certificate of incorporation and bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock to cause changes in our management team or corporate strategy. These provisions include:

•	a classified board of directors;

•	advance notice requirements to stockholders for matters to be brought at stockholder meetings;

•	a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws;

•	limitations on stockholder actions by written consent;

•	provisions permitting the issuance of blank check preferred shares without stockholder consent; and;

•	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law that, in general, prohibit any business combination or merger with a beneficial owner of 15% or more of our common stock unless the holder’s acquisition of our stock was approved in advance by our board of directors. These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The applicability of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

We have a large number of authorized but unissued shares of stock.

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. There are no current plans to issue any additional shares of common stock, other than increases from time to time in the number of shares that are reserved for issuance under our equity incentive plans. However, we could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

In addition, our certificate of incorporation provides for 10,000,000 shares of preferred stock, all of which are available for future issuance. Although there are currently no plans to do so, our board of directors may, without further stockholder approval, issue up to 10,000,000 shares of preferred stock with such rights, preferences and privileges as our board may determine. These rights, preferences and privileges may include dividend rights, conversion rights, voting rights and liquidation rights that may be greater than the rights of our common stock. As a result, the rights of holders of our common stock are subject to, and could be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2007 through September 30, 2007, we granted stock options to purchase 1,970,950 shares of our common stock at the price at $7.30 per share to our employees, consultants and directors under our 2003 Active Stock Plan. During such period, we issued and sold an aggregate of 92,644 shares of our common stock to employees at a weighted-average exercise price of approximately $1.23 per share pursuant to exercises of options granted under our stock plans.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-139493), which was declared effective on November 6, 2007. On November 13, 2007, we completed the initial public offering of our common stock by selling 10.0 million shares at $8.00 per share. Additionally, on November 16, 2007, the underwriters exercised their over-allotment option and purchased 1,500,000 shares at $8.00 per share. Gross proceeds from the offering were $92.0 million. Total expenses from the offering were $8.6 million, which included underwriting discounts and commissions of $6.4 million, and $2.2 million in other offering-related expenses. million. The net offering proceeds to us were approximately $83.4 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None applicable.

ITEM 5.	OTHER INFORMATION

None applicable.

BIOFORM MEDICAL, INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Amended and Restated Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated June 28, 2006 as amended on April 27, 2007.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-145584), which was declared effective on November 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForm Medical, Inc.

Date:	December 19, 2007	By:	/s/ Steven L. Basta
Steven L. Basta
Chief Executive Officer
(Principal Executive Officer)

Date:	December 19, 2007	By:	/s/ Derek Bertocci
Derek Bertocci
Chief Financial Officer
(Principal Financial and Accounting Officer)