Form 10-Q
period 2007-12-31
BIOFORM MEDICAL INC
filed 2008-02-07
CIK 1282393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Yes  ☑            No  ☐

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

Yes  ☐            No  ☑

As of January 31, 2007, there were 46,225,531 shares ($0.01 par value per share) of registrant’s common stock outstanding.

BIOFORM MEDICAL, INC.

FORM 10-Q

Quarterly Period Ended December 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,751	$17,610
Accounts receivable, net of allowance for doubtful accounts of $681 at December 31, 2007 and $428 at June 30, 2007, respectively	9,452	7,725
Inventories	5,782	4,864
Prepaid royalties	1,431	—
Prepaid other	2,025	1,194
Other current assets	398	262

Total current assets	104,839	31,655
Property and equipment, net	7,185	5,741
Prepaid royalties	3,029	—
Other assets	192	103

Total assets	$115,245	$37,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,947	$3,754
Deferred revenues	266	446
Accrued royalty expenses	290	869
Other accrued liabilities	6,191	6,686
Capital lease obligations, current portion	32	20

Total current liabilities	9,726	11,775
Capital lease obligations, long-term portion	79	36

Total liabilities	9,805	11,811

Commitment and Contingencies (Note 4)

Stockholders’ equity:

Convertible preferred stock, 31,223 authorized, $0.01 par value:
Series A: 5,412 shares designated, zero and 5,412 shares issued and outstanding at December 31, 2007 and June 30, 2007; aggregate liquidation value of zero and $5,412 at December 31, 2007 and June 30, 2007	—	54
Series B: 9,595 shares designated, zero and 9,595 shares issued and outstanding at December 31, 2007 and June 30, 2007; aggregate liquidation value of zero and $14,393 at December 31, 2007 and June 30, 2007	—	96
Series C: 8,239 shares designated, zero and 8,239 shares issued and outstanding at December 31, 2007 and June 30, 2007; aggregate liquidation value of zero and $23,069 at December 31, 2007 and June 30, 2007	—	82
Series D: 5,250 shares designated, zero and 4,938 shares issued and outstanding at December 31, 2007 and June 30, 2007; aggregate liquidation value of zero and $16,049 at December 31, 2007 and June 30, 2007	—	49
Series E: 2,727 shares designated, zero and 2,183 shares issued and outstanding at December 31, 2007 and June 30, 2007; aggregate liquidation value of zero and $12,008 at December 31, 2007 and June 30, 2007	—	22
Common stock, $0.01 par value, 100,000 shares authorized; 46,225 shares issued and outstanding at December 31, 2007; 4,128 shares issued and outstanding at June 30, 2007	462	41
Additional paid-in capital	157,317	72,807
Accumulated other comprehensive income	168	24
Accumulated deficit	(52,507)	(47,487)

Total stockholders’ equity	105,440	25,688

Total liabilities and stockholders’ equity	$115,245	$37,499

The accompanying notes are an integral part of these financial statements

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net sales	$18,616	$11,836	$33,817	$19,626
Cost of sales	3,080	2,244	5,872	3,803

Gross profit	15,536	9,592	27,945	15,823
Operating expenses:
Sales and marketing	13,109	8,935	24,863	15,388
Research and development	2,183	1,600	4,364	2,621
General and administrative	2,220	2,017	4,244	3,338

Total operating expenses	17,512	12,552	33,471	21,347

Other income (expense), net
Interest income, net	587	228	748	482
Other income (expense), net	(132)	51	(101)	39

Loss before income taxes	(1,521)	(2,681)	(4,879)	(5,003)
Provision for income taxes	83	55	141	75

Net loss attributable to common stockholders	$(1,604)	$(2,736)	$(5,020)	$(5,078)

Net loss per common share, basic and diluted	$(0.06)	$(0.73)	$(0.30)	$(1.41)

Weighted-average number of shares used in per share calculation, basic and diluted	28,777	3,734	16,472	3,598

The accompanying notes are an integral part of these financial statements.

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended December 31,
	2007	2006
Cash flows from operating activities
Net loss	$(5,020)	$(5,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	601	493
Loss on disposal of fixed assets	8	—
Provision for doubtful accounts	384	168
Provision for inventory obsolescence	101	11
Stock compensation expense to employees	1,108	136
Stock compensation expense to consultants for services	136	196
Changes in operating assets and liabilities:
Accounts receivable	(2,015)	(1,855)
Inventories	(1,045)	(433)
Prepaid royalties	(4,460)	—
Prepaid expenses	(704)	(359)
Other assets	(196)	(6)
Accounts payable	(834)	1,149
Deferred revenues	(180)	(314)
Accrued liabilities	(1,219)	1,139

Net cash used in operating activities	(13,335)	(4,753)

Cash flows from investing activities
Purchases of property and equipment	(1,948)	(1,510)

Net cash used in investing activities	(1,948)	(1,510)

Cash flows from financing activities
Net proceeds from the issuance of common stock in initial public offering	83,146	—
Payments on capital leases	(18)	(4)
Proceeds from the issuance of common stock in option plans	238	693
Net proceeds from the issuance of convertible preferred stock – Series D	—	4,052

Net cash provided by financing activities	83,366	4,741

Effect of exchange rate changes on cash	58	27

Net increase (decrease) in cash and cash equivalents for the period	68,141	(1,495)
Cash and cash equivalents at the beginning of the period	17,610	16,982

Cash and cash equivalents at the end of the period	$85,751	$15,487

Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock	$(303)	—
Purchase of property and equipment under capital leases	$(84)	—
Disposal of property and equipment through capital lease terminations	$11	—

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

Initial Public Offering and Conversion of Preferred Stock

In November 2007, we completed our initial public offering of common stock (“IPO”) and we sold and issued 11,500 shares of common stock at an issuance price of $8 per share. We raised a total of $92,000 in gross proceeds from the IPO, or $83,146 in net proceeds after deducting underwriting discounts and other associated costs. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 30,367 shares of common stock.

Capitalization summary upon closing of initial public offering:

Common stock issued and outstanding as of September 30, 2007	4,222
Shares of common stock issued upon stock option exercises before IPO	67
Exercise of outstanding warrants prior to IPO	44
Sale of common stock through IPO	11,500
Conversion of preferred stock into common stock upon the closing of the IPO	30,367

Common stock issued and outstanding after IPO	46,200

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Registration Statement on Form S-1, Registration Number 333-145584, filed with and declared effective by the Securities and Exchange Commission (“SEC”) on November 6, 2007 relating to our IPO.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, describes that comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on foreign exchange and unrealized gains and losses on available-for-sale investments. Our comprehensive loss consists of net losses and unrealized gains and losses on foreign exchange translations. The following table lists the components of comprehensive loss as of the end of the periods indicated.

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net loss	$(1,604)	$(2,736)	$(5,020)	$(5,078)
Translation gain (loss)	81	(13)	144	29

Other comprehensive loss	$(1,523)	$(2,749)	$(4,876)	$(5,049)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(1,604)	$(2,736)	$(5,020)	$(5,078)
Denominator:
Weighted-average common shares outstanding	28,777	3,734	16,472	3,598
Loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.73)	$(0.30)	$(1.41)

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

We excluded the following outstanding options, convertible preferred stock and warrants from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Series A convertible preferred stock (as if converted)	—	5,412	—	5,412
Series B convertible preferred stock (as if converted)	—	9,595	—	9,595
Series C convertible preferred stock (as if converted)	—	8,239	—	8,239
Series D convertible preferred stock (as if converted)	—	4,938	—	4,938
Options to purchase common stock	5,553	3,600	5,553	3,600
Warrants to purchase common stock	—	100	—	100

	5,553	31,884	5,553	31,884

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) requires entities that acquire control of another business or businesses to measure and recognize any obligations to make payments conditioned on the outcome of future events (contingent consideration) at the fair value of the contingent consideration at the acquisition date. SFAS No. 141(R) includes in the definition of contingent consideration any right held by the acquirer to the return of previously transferred consideration if specificied conditions are met. SFAS No. 141(R) also defines a bargain purchase and requires the acquirer to recognize the excess fair value involved in such a purchase in earnings as a gain attributable to the acquirer. SFAS No. 141(R) is effective for acquisitions occurring on or after the beginning of the first

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

annual reporting period beginning on or after December 15, 2008. The FASB has prohibited earlier adoption of SFAS No. 141(R). We plan to adopt SFAS No. 141(R) in fiscal 2010 and are currently evaluating the effect that the adoption of SFAS No. 141(R) will have on our results of operations and financial position.

Note 3 – Certain Balance Sheet Components

	December 31, 2007	June 30, 2007
Inventories
Raw materials	$2,065	$1,504
Work-in-process	3,151	2,840
Finished goods	881	736
Reserves for excess and obsolete	(315)	(216)

	$5,782	$4,864

Property & Equipment
Leasehold improvements	$2,104	$1,465
Machinery and equipment	4,453	2,265
Furniture, fixtures, and office equipment	3,609	2,448
Construction-in-progress	617	2,569

	10,783	8,747
Less: accumulated depreciation	(3,598)	(3,006)

	$7,185	$5,741

Other Accrued Liabilities
Accrued compensation	$2,938	$2,576
Accrued marketing programs	446	805
Accrued licensing	800	1,700
Other accruals	2,007	1,605

	$6,191	$6,686

Note 4 – Commitments and Contingencies

Lease Commitments

We have entered into several capital leases for office equipment. We had $129 and $86 in assets under capital lease obligations at December 31, 2007 and June 30, 2007. Accumulated depreciation associated with these capital leases was $15 and $42 at December 31, 2007 and June 30, 2007.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of December 31, 2007:

	Capital Leases	Operating Leases
Year ending June 30,
2008 (remaining six months)	$20	$315
2009	41	464
2010	41	329
2011	17	209
2012	—	131

Total minimum lease payments	119	$1,448

Less amounts representing interest	(8)

Present value of minimum lease payments	111
Less current portion	(32)

Long-term portion of capital lease obligations	$79

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

In October 2005, we entered into a settlement and license agreement with Artes Medical, Inc. (“Artes”) and Dr. Martin Lemperle, pursuant to which all outstanding disputes and litigation matters among the parties were settled. Under this agreement, Artes granted to us an exclusive, world-wide license under certain of their patents to make and sell implant products containing CaHA particles and a non-exclusive, world-wide license under the same patents to make and sell certain other non-polymeric implant products. On September 21, 2007, we executed a Second Agreement with Artes to pre-pay all royalty obligations payable to Artes in the future by making two payments totaling $5,500. On September 30, 2007, we recognized $5,500 in accrued liabilities as a result of executing this agreement. In addition, we recorded short and long-term prepaid assets, net of the accrued royalty liability to Artes. As of December 31, 2007, our short term and long-term prepaid assets from this agreement were $1,431 and $3,029, respectively. In October 2007, we paid the first payment of $2,000 and we paid the second installment of $3,500 in December 2007. These payments replaced any royalty that we would have been obligated to pay to Artes in the future under the terms of the original license agreement and will be recognized in cost of sales based on units sold.

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. There have been no material changes in the legal matters discussed in Note 5 of the Notes to Consolidated Financial Statements in our Registration Statement on Form S-1, Registration Number 333-145584, which is incorporated herein by reference. Although we cannot predict the results of litigation and claims with certainty, we believe that the final resolution of such matters will not have any material adverse effect on our business, results of operations or financial condition as of December 31, 2007.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

Note 5 – Stockholders’ Equity

Convertible Preferred Stock

In conjunction with our IPO on November 6, 2007, all shares of our convertible preferred stock were converted to 30,367 shares of common stock.

Common Stock

On November 9, 2007, we filed our amended and restated certificate of incorporation, pursuant to which all preferred stock was converted to common stock and we increased the number of shares authorized to 100,000 shares of common stock and 10,000 shares of undesignated preferred stock.

As of December 31, 2007, we were authorized to issue 100,000 shares of common stock with a par value of $0.01. Each share of common stock has the right to one vote. Of the common stock authorized at December 31, 2007, 11,704 shares have been reserved for issuance of stock options. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Warrant

In connection with the acquisition of certain assets from Cutanix Corporation in fiscal 2005, we issued a warrant to purchase 100 shares of common stock, at an exercise price of $5.60. On November 2, 2007, Cutanix exercised its right to buy our common stock at $5.60 per share. The exercise was affected as a net-share settlement under which we issued 44 shares to Cutanix in exchange for the warrants it held. The number of shares issued was determined based on the amount by which the warrants were in the money at the time of the exercise.

No warrants remain outstanding at December 31, 2007.

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

Under the 2003 (Active) Stock Plan, we granted stock options in the form of incentive stock options, as described in Section 422 of the Internal Revenue Code, or nonqualified stock options or stock purchase rights. Our board of directors administered the plans. Our board of directors has the authority to grant to

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

any participant one or more incentive stock options, nonqualified stock options or both types of stock options, or stock purchase rights depending on the plan. Each option was subject to such terms and conditions consistent with the respective plan as the Board of Directors imposed from time-to-time, subject to the limitations as defined in the plans. Options granted under the 2003 (Terminated) Stock Plan and the 2003 (Active) Stock Plan generally vested ratably over a four year service period and expire ten years after the date of grant.

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

The weighted-average grant date fair value per share of employee stock options granted for the six month periods ended December 31, 2007 and 2006 was $3.20 and $1.34, respectively, calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2007	2006
Weighted-average expected volatility	45%	45%
Weighted-average expected term (years)	4.59 years	4.39 years
Weighted-average risk-free interest rate	4.66%	4.91%
Dividend yield	0.00%	0.00%

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

The assumptions were developed as follows:

Volatility—As we did not have any trading history for our common stock prior to our IPO, the expected stock price volatility for our common stock was estimated by taking the median historic stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biotech medical device industry similar in size, stage of life cycle and financial leverage. As permitted for privately-held companies under SFAS No. 123 prior to the adoption of SFAS No. 123R, we used the minimum value method for determining pro-forma disclosure and no volatility was applied in the valuation of employee options.

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

Common Stock Fair Value—The fair value of our common stock during the six months ended December 31, 2006 was determined by independent contemporaneous valuations prepared by an independent third party valuation firm. In conducting these valuations, we used a two-step methodology that first estimated our fair value as a whole, and then allocated a portion of the enterprise value to our common stock. This approach is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation methodology utilized the “income approach” to estimate enterprise value. We tested the enterprise value for reasonableness utilizing the “market approach.” The income approach involved projecting future cash flows, discounting them to present value using discount rates ranging from 24% to 30% based upon a risk adjusted weighted average cost of capital of comparable companies, and applying probabilities for success of our product candidates to the resulting discounted cash flows. The projection of future cash flows, the determination of an appropriate discount rate and the estimates of probability for success of our product candidates each involved a significant degree of judgment.

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

Stock Options Granted to Employees

We recognized $580 of employee stock-based compensation expense during the three months ended December 31, 2007, and charged $33, $177, $78 and $292 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We did not recognize any income tax benefit in the condensed consolidated statement of operations for the three month period ended December 31, 2007. We recognized $94 of employee stock-based compensation expense during the three months ended December 31, 2006, and charged $8, $32, $9 and $45 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

We recognized $1,108 of employee stock-based compensation expense during the six months ended December 31, 2007, and charged $70, $341, $172 and $525 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We did not recognize any income tax benefit in the condensed consolidated statement of operations for the six month period ended December 31, 2007. We recognized $136 of employee stock-based compensation expense during the six months ended December 31, 2006, and charged $11, $48, $12 and $65 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively.

The total compensation cost related to unvested stock option grants not yet recognized as of December 31, 2007 was $6,655 and the weighted-average period over which these grants are expected to vest is 2.7 years.

The following table summarizes activity under our stock option plans from July 1, 2006 through December 31, 2007:

Options	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2006	4,376	2,681	$1.04		$2,559
Options granted (weighted average grant date fair value of $1.49)	(1,800)	1,800	3.46
Options exercised	—	(570)	0.62
Options forfeited or expired	138	(150)	1.56

Options outstanding at June 30, 2007	2,714	3,761	$2.25		$8,482

Options authorized	5,500
Options granted (weighted average grant date fair value of $3.20)	(2,098)	2,098	7.31
Options exercised	—	(185)	1.29
Options forfeited or expired	35	(121)	5.15

Options outstanding at December 31, 2007	6,151	5,553	$4.13	8.54	$16,006

Vested and expected to vest		5,104		8.50
Exercisable at December 31, 2007		1,470		7.31

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.45 – $0.84	945	$0.75	634	$0.70
$0.85 – $2.00	880	$1.67	386	$1.57
$2.01 – $3.75	1,260	$3.10	380	$3.05
$3.76 – $7.76	2,468	$6.83	70	$5.46

	5,553	$4.13	1,470

Stock Options Granted to Non-employees

Expense recognized related to stock options granted to non-employees was $(14) for the three month period ended December 31, 2007, all of which was charged to sales and marketing expense. Stock based compensation due to stock options granted to non-employees in the three month period ended December 31, 2006 was $79, all of which was charged to sales and marketing expense.

Expense recognized related to stock options granted to non-employees was $136 for the six month period ended December 31, 2007, of which $26 and $110 were charged to sales and marketing expense and general and administrative expense, respectively. Stock based compensation due to stock options granted to non-employees in the six month period ended December 31, 2006 was $196, all of which was charged to sales and marketing expense.

Stock options to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2007	2006
Weighted-average expected volatility	45%	45%
Weighted-average expected term (years)	10	10
Weighted-average risk-free interest rate	4.24%	4.99%
Expected dividend yield	0%	0%

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

Note 7 – Income Taxes

Because of our history of net operating losses, we have recorded a valuation allowance to fully offset our deferred tax assets.

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

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

The total tax reserve for unrecognized tax benefits at adoption was $19,165 which relates to the valuation allowance recorded against our net deferred tax assets. We do not consider the establishment of the valuation allowance as a contingency under FIN 48. This would not have an impact on our effective tax rate if recognized. In the absence of a valuation allowance on our deferred tax assets, the recognition of these uncertain tax benefits would have an impact on our effective tax rate. Our policy is to recognize interest and penalties related to unrecognized tax benefits as part of our income tax expense. We did not have any interest accrued on uncertain tax positions.

We are subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily U.S. federal, California and Wisconsin. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2007, our Federal tax return is open and could be subject to examination by the tax authorities. Our California and Wisconsin income tax returns are open by statute. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of utilization. We are not subject to any current audits.

Note 8 – Segment Reporting

We operate and report as a single operating segment, which encompasses the developing, manufacturing and marketing of medical aesthetic products for the aesthetics market. We use one measurement of profitability and do not segregate our business for internal reporting.

We generate revenues in the following geographic regions:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
U.S.	$14,536	$9,412	$27,148	$16,223
International	4,080	2,424	6,669	3,403

Total	$18,616	$11,836	$33,817	$19,626

We attribute long-lived assets, which consist of property and equipment, to a country primarily based on the physical location of the assets. Long-lived assets, which include property and equipment, net of accumulated depreciation and amortization, summarized by geographic location were as follows:

	December 31, 2007	June 30, 2007
U.S.	$6,637	$5,527
International	548	214

Total	$7,185	$5,741

No customer accounted for 10% or more of sales in the three or six months ended December 31, 2007. No one customer’s receivable balance is greater than 10% of the total account receivable balance at December 31, 2007 and June 30, 2007.

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

Sales of Radiesse generated more than 90% of our revenue in the second quarter and the first six months of fiscal 2008 and 2007. Other revenue consists primarily of the sale of Coaptite. We believe sales increased in fiscal 2008 over the comparable periods of fiscal 2007 due to growing appreciation by doctors of the benefits provided by Radiesse, clinical training programs, the hiring of additional direct sales personnel, and improvements in our distributor network. We expect revenue to continue to grow in the remainder of fiscal 2008 over the comparable periods of fiscal 2007.

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

We will depend on the continued success of Radiesse for growth in revenues for the foreseeable future and to accomplish our goal of achieving sustainable profitability. Competition is very active with many dermal filler products approved and sold throughout the world and the frequent introduction of new product offerings. Some competing products are marketed by companies that are considerably larger and have greater resources than we do. Our industry is also characterized by pricing pressure in the form of volume discounting and, in some cases, price reductions and bundling discounts. In addition, we offer customers the opportunity to purchase product at lower unit prices if they purchase more units of Radiesse. These factors have contributed to a decline in the average selling price for Radiesse and may continue to do so in the future.

Results of Operations

Comparison of the three and six month periods ended December 31, 2007 and 2006

The following table sets forth certain data as a percentage of revenues for the periods indicated. Dollars are in thousands.

	Three months ended December 31				% Change
	2007		2006
	Amount	% (a)	Amount	% (a)
Net sales	$18,616	100.0%	$11,836	100.0%	57.3%
Cost of sales	3,080	16.5	2,244	19.0	37.3

Gross profit	15,536	83.5	9,592	81.0	62.0
Sales and marketing expenses	13,109	70.4	8,935	75.5	46.7
Research and development expenses	2,183	11.7	1,600	13.5	36.4
General and administrative expenses	2,220	11.9	2,017	17.0	10.1
Other income, net	455	2.4	279	2.4	63.1
Provision for income taxes	83	0.5	55	0.5	50.9

Net loss	$(1,604)	(8.6)%	$(2,736)	(23.1)	41.4

	Six months ended December 31				% Change
	2007		2006
	Amount	% (a)	Amount	% (a)
Net sales	$33,817	100.0%	$19,626	100.0%	72.3%
Cost of sales	5,872	17.4	3,803	19.4	54.4

Gross profit	27,945	82.6	15,823	80.6	76.6
Sales and marketing expenses	24,863	73.5	15,388	78.4	61.6
Research and development expenses	4,364	12.9	2,621	13.4	66.5
General and administrative expenses	4,244	12.5	3,338	17.0	27.1
Other income, net	647	1.9	521	2.7	24.2
Provision for income taxes	141	0.4	75	0.4	88.0

Net loss	$(5,020)	(14.8)%	$(5,078)	(25.9)%	1.1

(a)	Expressed as a percentage of total net sales.

Comparison of the second quarter ended December 31, 2007 and 2006

Net Sales

Net sales were $18.6 million for the second quarter of fiscal 2008 as compared to $11.8 million for the second quarter of fiscal 2007, an increase of $6.8 million or 57.3%. Domestic sales were $14.5 million for the second quarter of fiscal 2008 compared to $9.4 million for the second quarter of fiscal 2007, an increase of $5.1 million or 54.4%. International sales were $4.1 million for the second quarter of fiscal 2008 compared to $2.4 million for the second quarter of fiscal 2007, an increase of $1.7 million or 68.3%. The increase in net sales was due primarily to an increase in the volume of units sold. Our average selling price was modestly lower due primarily to customers reaching pricing discounts through higher purchase volumes. We believe sales increased due to growing appreciation by doctors of the benefits provided by Radiesse, clinical training programs, the hiring of additional direct sales personnel and improvements in our distributor network.

Cost of Sales

Cost of sales was $3.1 million for the second quarter of fiscal 2008 as compared to $2.2 million for the second quarter of fiscal 2007, an increase of $0.9 million or 37.3%. The increase was primarily due to higher sales.

Gross Profit

Gross profit was $15.5 million for the second quarter of fiscal 2008 as compared to $9.6 million for the second quarter of fiscal 2007, an increase of $5.9 million, or 62.0%. As a percentage of sales, gross profit for the second quarter of fiscal 2008 was 83.5% as compared to 81.0% for the second quarter of fiscal 2007. The improvement was due to lower product overhead and royalty expense per unit sold. We allocate overhead expenses across all production; therefore increased production volume to support higher sales resulted in lower overhead expense per unit than in the prior year. On September 21, 2007, we reached agreement with Artes Medical to pre-pay our license agreement in full for $5.5 million. Amortization of this amount to expense over the remaining life of the related patents resulted in expense that was lower than the royalty due under the original agreement.

Sales and Marketing Expenses

Our sales and marketing expenses were $13.1 million for the second quarter of fiscal 2008 as compared to $8.9 million for the second quarter of fiscal 2007, an increase of $4.2 million or 46.7%. As a percentage of sales, sales and marketing expenses were 70.4% of sales for the second quarter of fiscal 2008 compared to 75.5% for the same period in fiscal 2007. The dollar increase was primarily due to increases in employee related expenses ($3.7 million) and other sales expenses ($0.4 million). We increased the number of our sales territories in the United States and Europe during fiscal 2008, primarily during the first quarter.

Research and Development Expenses

Our research and development expenses were $2.2 million for the second quarter of fiscal 2008 as compared to $1.6 million for the second quarter of fiscal 2007, an increase of $0.6 million or 36.4%. As a percentage of sales, research and development expenses were 11.7% for the second quarter of fiscal 2008 compared to 13.5% for the same period of fiscal 2007. The dollar increase in research and development was due primarily to higher employee related expenses ($0.6 million), clinical trial expenses ($0.4 million), and depreciation expense ($0.1 million), offset by lower license fees ($0.5 million).

General and Administrative Expenses

Our general and administrative expenses were $2.2 million for the second quarter of fiscal 2008 as compared to $2.0 million for the second quarter of fiscal 2007, an increase of $0.2 million, or 10.1%. As a percentage of sales, general and administrative expenses were 11.9% in the second quarter of fiscal 2008 compared to 17.0% in the same period of fiscal 2007. The dollar increase was primarily due to higher employee wages and facilities expenses ($0.4 million), offset by lower hiring and recruiting expenses ($0.2 million).

Other Income/(Expense), Net

Other income/(expense), net for the second quarter of fiscal 2008 increased when compared to the second quarter of fiscal 2007. Other income relates primarily to interest income from our cash balance. The increase was primarily due to a higher cash balance during the second quarter of fiscal 2008 as a result of the receipt of the proceeds from our IPO in November 2007.

Provision for income taxes

Our provision for income taxes for the second quarter of fiscal 2008 increased slightly when compared to the second quarter of fiscal 2007. The increase was primarily due to higher income tax expense in our foreign subsidiary.

Net Loss

Our net loss decreased during the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007 due to the reasons discussed above.

Comparison of the six-month period ended December 31, 2007 and 2006

Net Sales

Net sales were $33.8 million for the first six months of fiscal 2008 as compared to $19.6 million for the same period in fiscal 2007, an increase of $14.2 million or 72.3%. Domestic sales were $27.1 million for the first six months of fiscal 2008 compared to $16.2 million for the same period in fiscal 2007, an increase of $10.9 million or 67.3%. International sales were $6.7 million for the first six months of fiscal 2008 compared to $3.4 million for the same period in fiscal 2007, an increase of $3.3 million or 96.0%. The increase in net sales was due primarily to an increase in the volume of units sold as we expanded the number of our sales territories in the United States and in Europe. In addition, we added more distributors in our international operations.

Cost of Sales

Cost of sales was $5.9 million for the first six months of fiscal 2008 as compared to $3.8 million for the same period in fiscal 2007, an increase of $2.1 million, or 54.4%. The increase was primarily due to higher sales.

Gross Profit

Gross profit was $27.9 million for the first six months of fiscal 2008 as compared to $15.8 million for the same period in fiscal 2007, an increase of $12.1 million, or 76.6%. As a percentage of sales, gross profit for the first six months of fiscal 2008 was 82.6% as compared to 80.6% for the same period in fiscal 2007. The improvement was due to lower product overhead and royalty expense per unit sold.

Sales and Marketing Expenses

Our sales and marketing expenses were $24.9 million for the first six months of fiscal 2008 as compared to $15.4 million for the same period in fiscal 2007, an increase of $9.5 million or 61.6%. As a percentage of sales, sales and marketing expenses were 73.5% of sales for the first six months of fiscal 2008 compared to 78.4% for the same period in fiscal 2007. The dollar increase was primarily due to increases in employee related expenses ($8.2 million), other sales related expenses ($0.6 million) and marketing activities ($0.5 million). We increased the number of sales territories in the United States and Europe and increased marketing activities in Europe.

Research and Development Expenses

Our research and development expenses were $4.4 million for the first six months of fiscal 2008 as compared to $2.6 million for the same period in fiscal 2007, an increase of $1.8 million or 66.5%. As a percentage of sales, research and development expenses were 12.9% for the first six months of fiscal 2008 compared to 13.4% for the same period of fiscal 2007. The dollar increase in research and development was due primarily to higher employee related expenses ($1.2 million) and higher clinical expenses ($0.5 million).

General and Administrative Expenses

Our general and administrative expenses were $4.2 million for the first six months of fiscal 2008 as compared to $3.3 million for the same period in fiscal 2007, an increase of $0.9 million, or 27.1%. As a percentage of sales, general and administrative expenses were 12.5% in the first six months of fiscal 2008 compared to 17.0% in the same period of fiscal 2007. The dollar increase was primarily due to higher employee related expenses ($0.6 million), non-employee stock option expense ($0.1 million) and facilities expenses ($0.1 million).

Other Income/(Expense), Net

Other income/(expense), net for the first six months of fiscal 2008 increased when compared to the second quarter of fiscal 2007. Other income relates primarily to interest income from our cash balance. The increase was primarily due to a higher cash balance during the second quarter of fiscal 2008 because of the receipt of the proceeds from our IPO in November 2007.

Provision for income taxes

Our provision for income taxes for the first six months of fiscal 2008 increased slightly when compared to the same period of fiscal 2007. The increase was primarily due to higher income tax expense in our foreign subsidiary.

Net Loss

Our net loss decreased during the first six months of fiscal 2008 when compared to the same period in fiscal 2007 due to the reasons discussed above.

Liquidity and Capital Resources

The following table highlights selected cash flow components for the first six months of fiscal 2008 and 2007 (dollar amounts are in thousands).

	Six months ended December 31,
	2007	2006
Cash provided by (used in):
Operating activities	$(13,335)	$(4,753)
Investing activities	(1,948)	(1,510)
Financing activities	83,366	4,741

We have incurred losses, generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of $52.5 million as of December 31, 2007. Our primary source of liquidity has been through private placements of shares of our preferred stock and our recent IPO. We have also raised funds through the exercise of stock options, placement of convertible debt (all subsequently converted to preferred stock and ultimately to common stock), and loans (all since repaid). At December 31, 2007, we had a cash balance of $85.8 million. In November 2007, we raised approximately $83.1 million of net proceeds through our IPO. In the future, we anticipate that our primary sources of liquidity will be from cash generated from our operating activities.

Operating activities

In the first six months of fiscal 2008, we used $13.3 million of net cash in operating activities as compared to $4.8 million in the same period in fiscal 2007. Accounts receivable, inventories, prepaid expenses and other assets increased in the first half of fiscal 2008 by $0.2 million, $0.6 million, $4.8 million and $0.2 million, respectively, more than they increased in fiscal 2007. In addition, accounts payable and accrued liabilities declined in the first half of fiscal 2008 whereas they increased in the first half of fiscal 2007 which contributed a further $2.0 million and $2.4 million, respectively, to the change in net cash used in operations. Our non-cash stock option expense increased by $0.9 million in the first six months of fiscal 2008 when compared to the same period in fiscal 2007.

Investing activities

In the first six months of fiscal 2008, we used $1.9 million of net cash in investing activities as compared to $1.5 million in the first six months of fiscal 2007. Our primary investing activities relate to purchases of equipment, computers, furniture and installed leasehold improvements for use in production, research, selling and general and administrative activities.

Financing activities

In the first six months of fiscal 2008, net cash provided from financing activities was $83.4 million as compared to $4.7 million in the first six months of fiscal 2007. In November 2007, we completed our IPO of common stock and we sold and issued 11.5 million shares of common stock at an issuance price of $8 per share. We raised a total of $92.0 million in gross proceeds from the IPO, or $83.1 million in net proceeds after deducting underwriting discounts and other associated costs. We received $0.2 million in cash related to exercises of stock options during the first six months of fiscal 2008 compared to $0.7 million during the same period in fiscal 2007. During the first six months of fiscal 2007, we received $4.1 million from the subscription of 1,246,000 shares of Series D preferred stock, net of issuance costs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2007 (amounts in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$119	$40	$79	$—	$—
Operating lease obligations	1,448	561	887		—
Purchase obligations	2,296	2,296	—	—	—
License agreements (1)	800	800	—	—	—

Total	$4,663	$3,697	$966	—	—

(1)	Minimum payments due under agreements that provide us with exclusive rights to distribute licensed products in the United States. Subsequent license payments in an aggregate amount of up to $3.7 million are contingent on FDA approval to market the licensed products in the United States.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2007, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments.

Our accounts receivable primarily relate to revenues from the sale of Radiesse directly to individual physicians and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in Europe, we sell Radiesse to distributors. We sell Coaptite only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of December 31, 2007.

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

We have incurred net losses of $10.7 million, $11.4 million, $13.6 million and $5.0 million for the fiscal years ended June 30, 2005, 2006 and 2007 and the first six month of fiscal 2008, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $52.5 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of Radiesse and our other products. We expect our operating expenses to increase as we:

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

The success of our business also depends on consumer trends favoring medical aesthetic procedures, which could change quickly or gradually over time. The recent U.S. economic slowdown has led to lower consumer spending that may be responsible for a decline in demand for certain cosmetic procedures and, consequently, on some aesthetic product makers’ results of operations. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods, or guidance regarding expectations of future results, should not be relied upon as an indication of our future operating performance.

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

List price reductions, volume discounting and bundling discounts, along with our own volume discount promotions, have in the past contributed to, and may in the future contribute to, a decline in Radiesse selling prices.

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

International sales accounted for 20% and 17% of our total revenue for the first six months of fiscal 2008 and 2007, respectively. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell Radiesse, combined with expansion into new international markets. In several countries in Europe, we have a direct sales organization. We principally rely on third party distributors to sell our products outside of Europe. Our success internationally is subject to a number of risks, including:

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

We currently depend on Boston Scientific to sell Coaptite, the sales of which constituted less than 10% of our revenues for fiscal 2007 and the first six months of fiscal 2008. Boston Scientific is a very large corporation. While we believe our relationship with Boston Scientific is in good standing, Coaptite represents an immaterial amount of Boston Scientific’s overall revenue and Boston Scientific may in the future determine that resources currently directed to selling Coaptite should be redirected to higher priority projects or they may lack motivation to grow sales of Coaptite. If this were to occur, our expectations of future Coaptite revenues would be harmed.

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

Risks Related to Regulatory Matters

If we fail to maintain necessary FDA approvals or if we fail to comply with applicable federal and state regulations, we could be subject to enforcement action and our commercial operations would be harmed.

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

Our FDA approvals for Radiesse and Coaptite contain certain requirements for post-approval studies of the long-term safety and or efficacy of those products. Clinical studies conducted after approval are subject to the same risks as clinical studies conducted prior to approval; for example, such studies may be delayed or halted if the product is shown not to be effective, if patients experience unacceptable side affects or if patients do not enroll in the studies at the rate we expect. In addition, FDA may alter the parameters of the post-approval studies, including by requiring different endpoints, inclusion criteria, or study sizes, all of which may affect the cost of conducting such trials. These post-approval studies thus have the potential to reduce our revenues, increase our expenses, and render our approved products not commercially viable.

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

More than 95.0% of the privately-issued shares sold prior to our IPO are subject to lock-up agreements with us or the underwriters, which will expire 180 days from the date of our IPO (subject to extension upon the occurrence of specified events). We have agreed with the underwriters not to waive lock-up agreements with us without the consent of J.P. Morgan Securities Inc. and Piper Jaffray & Co. Our managing underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to contractual lock-up agreements to sell shares before the lock-up agreements expire. After the lock-up agreements expire, the shares subject to the lock-up agreements will be eligible for sale in the public market. Of these shares, 30,059,368 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

On November 6, 2007, a registration statement (Registration No. 333-139493) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. On November 13, 2007, we completed the initial public offering of our common stock by selling 10.0 million shares at $8.00 per share. Additionally, on November 16, 2007, the underwriters exercised their over-allotment option and purchased 1.5 million shares at $8.00 per share. Gross proceeds from the offering were $92.0 million. Total expenses from the offering were $8.9 million, which included underwriting discounts and commissions of $6.4 million, and $2.5 million in other offering-related expenses. The net offering proceeds to us were $83.1 million. The managing underwriters were J.P. Morgan Securities Inc., Piper Jaffray & Co., CIBC World Markets Corp. and Jefferies & Company, Inc.

Of the $83.1 million in net proceeds, from the closing of the initial public offering through December 31, 2007, we have spent approximately $6.6 million for sales and marketing initiatives, $1.1 million for research and development activities, $1.1 million for operating and general corporate purposes and $3.5 million as a final payment to obtain a fully paid-up license from Artes Medical.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None applicable.

ITEM 5.	OTHER INFORMATION

None applicable.

BIOFORM MEDICAL, INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.01	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer Pursuant to Rule 13A-14(A) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer

32.02	Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForm Medical, Inc.

DATE: February 7, 2008	By:	/s/ Steven L. Basta
Steven L. Basta
Chief Executive Officer
(Principal Executive Officer)

DATE: February 7, 2008	By:	/s/ Derek Bertocci
Derek Bertocci
Chief Financial Officer
(Principal Financial and Accounting Officer)