Form 10-Q
period 2008-03-31
BIOFORM MEDICAL INC
filed 2008-05-09
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number 001-33791

BIOFORM MEDICAL, INC.

(Exact name of the Registrant as specified in its charter)

Delaware	39-1979642
(State or other jurisdiction of incorporation or organization) organization)	(I.R.S. Employer Identification No.)

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

Yes   ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☑ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

As of April 30, 2008, there were 46,233,177 shares ($0.01 par value per share) of registrant’s common stock outstanding.

BIOFORM MEDICAL, INC.

FORM 10 - Q

Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,822	$17,610
Accounts receivable, net of allowance for doubtful accounts of $742 at March 31, 2008 and $428 at June 30, 2007, respectively	10,831	7,725
Inventories	6,176	4,864
Prepaid royalties	1,513	—
Prepaid other	3,944	1,194
Other current assets	596	262

Total current assets	99,882	31,655
Property and equipment, net	8,684	5,741
Prepaid royalties	2,723	—
Other assets	210	103

Total assets	$111,499	$37,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,173	$3,754
Deferred revenues	474	446
Accrued royalty expenses	285	869
Other accrued liabilities	6,962	6,686
Capital lease obligations, current portion	32	20

Total current liabilities	9,926	11,775
Capital lease obligations, long-term portion	71	36

Total liabilities	9,997	11,811

Commitment and Contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, 31,223 authorized, $0.01 par value:
Series A: 5,412 shares designated, zero and 5,412 shares issued and outstanding at March 31, 2008 and June 30, 2007; aggregate liquidation value of zero and $5,412 at March 31, 2008 and June 30, 2007	—	54
Series B: 9,595 shares designated, zero and 9,595 shares issued and outstanding at March 31, 2008 and June 30, 2007; aggregate liquidation value of zero and $14,393 at March 31, 2008 and June 30, 2007	—	96
Series C: 8,239 shares designated, zero and 8,239 shares issued and outstanding at March 31, 2008 and June 30, 2007; aggregate liquidation value of zero and $23,069 at March 31, 2008 and June 30, 2007	—	82
Series D: 5,250 shares designated, zero and 4,938 shares issued and outstanding at March 31, 2008 and June 30, 2007; aggregate liquidation value of zero and $16,049 at March 31, 2008 and June 30, 2007	—	49
Series E: 2,727 shares designated, zero and 2,183 shares issued and outstanding at March 31, 2008 and June 30, 2007; aggregate liquidation value of zero and $12,008 at March 31, 2008 and June 30, 2007	—	22
Common stock, $0.01 par value, 100,000 shares authorized; 46,232 shares issued and outstanding at March 31, 2008; 4,128 shares issued and outstanding at June 30, 2007	462	41
Additional paid-in capital	157,810	72,807
Accumulated other comprehensive income	234	24
Accumulated deficit	(57,004)	(47,487)

Total stockholders’ equity	101,502	25,688

Total liabilities and stockholders’ equity	$111,499	$37,499

The accompanying notes are an integral part of these financial statements

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net sales	$16,954	$12,438	$50,771	$32,064
Cost of sales	3,232	2,065	9,104	5,868

Gross profit	13,722	10,373	41,667	26,196
Operating expenses:
Sales and marketing	14,347	11,015	39,210	26,403
Research and development	2,259	1,372	6,623	3,993
General and administrative	2,548	1,695	6,792	5,033

Total operating expenses	19,154	14,082	52,625	35,429

Other income, net
Interest income, net	742	161	1,490	643
Other income, net	262	23	161	62

Loss before income taxes	(4,428)	(3,525)	(9,307)	(8,528)
Provision for income taxes	69	48	210	123

Net loss attributable to common stockholders	$(4,497)	$(3,573)	$(9,517)	$(8,651)

Net loss per common share, basic and diluted	$(0.10)	$(0.88)	$(0.36)	$(2.31)

Weighted-average number of shares used in per share calculation, basic and diluted	46,229	4,065	26,319	3,751

The accompanying notes are an integral part of these financial statements.

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(9,517)	$(8,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	995	732
Loss on disposal of fixed assets	8	—
Provision for doubtful accounts	518	215
Provision for inventory obsolescence	159	196
Stock compensation expense to employees	1,648	275
Stock compensation expense to consultants for services	125	384
Changes in operating assets and liabilities:
Accounts receivable	(3,420)	(2,942)
Inventories	(1,508)	(1,694)
Prepaid royalties	(4,236)	—
Prepaid other	(3,235)	(44)
Other assets	203	(9)
Accounts payable	(1,627)	1,052
Deferred revenues	28	(279)
Accrued liabilities	(461)	1,321

Net cash used in operating activities	(20,320)	(9,444)

Cash flows from investing activities
Purchases of property and equipment	(3,806)	(2,413)

Net cash used in investing activities	(3,806)	(2,413)

Cash flows from financing activities
Net proceeds from the issuance of common stock in initial public offering	83,095	—
Payments on capital leases	(26)	(7)
Proceeds from the issuance of common stock in option plans	253	744
Net proceeds from the issuance of convertible preferred stock – Series D	—	4,052

Net cash provided by financing activities	83,322	4,789

Effect of exchange rate changes on cash	16	39

Net increase (decrease) in cash and cash equivalents for the period	59,212	(7,029)
Cash and cash equivalents at the beginning of the period	17,610	16,982

Cash and cash equivalents at the end of the period	$76,822	$9,953

Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock	$(303)	$—
Purchase of property and equipment under capital leases	$(84)	$—
Disposal of property and equipment through capital lease terminations	$11	$—

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

We currently have two products, Radiesse and Coaptite. Radiesse is an FDA approved dermal filler for use in facial aesthetics. Currently, Radiesse is marketed in the United States for the correction of moderate to severe folds and wrinkles, including nasolabial folds for the restoration or correction of the signs of facial fat loss or lipoatrophy in patients with human immunodeficiency virus (“HIV”) and for vocal fold augmentation (“VFA”). Coaptite, an FDA approved tissue-bulking agent, is used to treat female stress urinary incontinence (“SUI”).

Initial Public Offering and Conversion of Preferred Stock

In November 2007, we completed our initial public offering of common stock (“IPO”) and we sold and issued 11,500 shares of common stock at an issuance price of $8 per share. We raised a total of $92,000 in gross proceeds from the IPO, or $83,095 in net proceeds after deducting underwriting discounts and other associated costs. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 30,367 shares of common stock.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, describes that comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Our comprehensive loss consists of net losses and unrealized gains on foreign exchange translations. The following table lists the components of comprehensive loss as of the end of the periods indicated.

	Three months ended March 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net loss	$(4,497)	$(3,573)	$(9,517)	$(8,651)
Translation gain	66	9	210	39

Comprehensive loss	$(4,431)	$(3,564)	$(9,307)	$(8,612)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Numerator:
Net loss attributable to common stockholders	$(4,497)	$(3,573)	$(9,517)	$(8,651)
Denominator:
Weighted-average common shares outstanding	46,229	4,065	26,319	3,751
Loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.88)	$(0.36)	$(2.31)

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

We excluded the following outstanding options, convertible preferred stock and warrants from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Series A convertible preferred stock (as if converted)	—	5,412	—	5,412
Series B convertible preferred stock (as if converted)	—	9,595	—	9,595
Series C convertible preferred stock (as if converted)	—	8,239	—	8,239
Series D convertible preferred stock (as if converted)	—	4,938	—	4,938
Options to purchase common stock	5,526	3,826	5,526	3,826
Warrants to purchase common stock	—	100	—	100

	5,526	32,110	5,526	32,110

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 in fiscal 2009. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our results of operations and financial position.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) requires entities that acquire control of another business or businesses to measure and recognize any obligations to make payments conditioned on the outcome of future events (contingent consideration) at the fair value of the contingent consideration at the acquisition date. SFAS No. 141(R) includes in the definition of contingent consideration any right held by the acquirer to the return of previously transferred consideration if specific conditions are met. SFAS No. 141(R) also defines a bargain purchase and requires the acquirer to recognize the excess fair value involved in such a purchase in earnings as a gain attributable to the acquirer. SFAS No. 141(R) is effective for acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FASB has prohibited earlier adoption of SFAS No. 141(R). We plan to adopt SFAS No. 141(R) in fiscal 2010 and are currently evaluating the effect that the adoption of SFAS No. 141(R) will have on our results of operations and financial position.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

Note 3 – Certain Balance Sheet Components

	March 31, 2008	June 30, 2007
Inventories
Raw materials	$2,352	$1,504
Work-in-process	3,406	2,840
Finished goods	787	736
Reserves for excess and obsolete	(369)	(216)

	$6,176	$4,864

Property & Equipment
Land	$327	$—
Building and leasehold improvements	3,251	1,465
Machinery and equipment	4,526	2,265
Furniture, fixtures, and office equipment	3,880	2,448
Construction-in-progress	715	2,569

	12,699	8,747
Less: accumulated depreciation	(4,015)	(3,006)

	$8,684	$5,741

Other Accrued Liabilities
Accrued compensation	$3,228	$2,576
Accrued marketing programs	404	805
Accrued licensing	800	1,700
Other accruals	2,530	1,605

	$6,962	$6,686

Note 4 – Commitments and Contingencies

Lease Commitments

We have entered into several capital leases for office equipment. We had $129 and $86 in assets under capital lease obligations at March 31, 2008 and June 30, 2007. Accumulated depreciation associated with these capital leases was $21 and $42 at March 31, 2008 and June 30, 2007.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of March 31, 2008:

	Capital Leases	Operating Leases
Year ending June 30,
2008 (remaining three months)	$10	$126
2009	41	356
2010	41	221
2011	17	101
2012	—	78

Total minimum lease payments	109	$882

Less amounts representing interest	(6)

Present value of minimum lease payments	103
Less current portion	(32)

Long-term portion of capital lease obligations	$71

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

In October 2005, we entered into a settlement and license agreement with Artes Medical, Inc. (“Artes”) and Dr. Martin Lemperle, pursuant to which all outstanding disputes and litigation matters among the parties were settled. Under this agreement, Artes granted to us an exclusive, world-wide license under certain of their patents to make and sell implant products containing CaHA particles and a non-exclusive, world-wide license under the same patents to make and sell certain other non-polymeric implant products. On September 21, 2007, we executed a Second Agreement with Artes to pre-pay all royalty obligations payable to Artes in the future by making two payments totaling $5,500. On September 30, 2007, we recorded $5,500 in accrued liabilities as a result of executing this agreement. In addition, we recorded short and long-term prepaid assets, net of the accrued royalty liability to Artes. As of March 31, 2008, our short term and long-term prepaid assets from this agreement were $1,513 and $2,723, respectively. In October 2007, we paid the first payment of $2,000 and we paid the second installment of $3,500 in December 2007. These payments replaced any royalty that we would have been obligated to pay to Artes in the future under the terms of the original license agreement and will be recognized in cost of sales based on units sold.

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. There have been no material changes in the legal matters discussed in Note 5 of the Notes to Consolidated Financial Statements in our Registration Statement on Form S-1, Registration Number 333-145584, which is incorporated herein by reference. Although we cannot predict the results of litigation and claims with certainty, we believe that the final resolution of such matters will not have any material adverse effect on our business, results of operations or financial condition as of March 31, 2008.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

Note 5 – Stockholders’ Equity

Convertible Preferred Stock

In conjunction with our November 2007 IPO, all shares of our convertible preferred stock were converted to 30,367 shares of common stock.

Common Stock

On November 9, 2007, we filed our amended and restated certificate of incorporation, pursuant to which all preferred stock was converted to common stock and we increased the number of shares authorized to 100,000 shares of common stock and 10,000 shares of undesignated preferred stock.

As of March 31, 2008, we were authorized to issue 100,000 shares of common stock with a par value of $0.01. Each share of common stock has the right to one vote. Of the common stock authorized at March 31, 2008, 11,704 shares have been reserved for issuance of stock options. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Warrant

In connection with the acquisition of certain assets from Cutanix Corporation in fiscal 2005, we issued a warrant to purchase 100 shares of common stock, at an exercise price of $5.60. On November 2, 2007, Cutanix exercised its right to buy our common stock at $5.60 per share. The exercise was affected as a net-share settlement under which we issued 44 shares to Cutanix in exchange for the warrants it held. The number of shares issued was determined based on the amount by which the warrants were in the money at the time of the exercise. No warrants remain outstanding at March 31, 2008.

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

Adoption of SFAS 123R

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123R”), using the prospective transition method. SFAS No. 123R establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured on the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period.

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

The weighted-average grant date fair value per share of employee stock options granted for the nine month periods ended March 31, 2008 and 2007 was $3.18 and $1.49, respectively, calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,
	2008	2007
Weighted-average expected volatility	45%	45%
Weighted-average expected term (years)	4.59	4.39
Weighted-average risk-free interest rate	4.62%	4.89%
Dividend yield	0.00%	0.00%

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

Expected Term—We have limited historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for our stock option grants. As a result, for stock option grants made during fiscal 2008, the expected term was estimated as the average of the vesting term and the contractual life, using the method allowed under SAB No. 107.

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

Stock Options Granted to Employees

We recognized $540 of employee stock-based compensation expense during the three months ended March 31, 2008, and charged $31, $185, $76 and $248 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $139 of employee stock-based compensation expense during the three months ended March 31, 2007, and charged $13, $56, $10 and $60 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We did not recognize any income tax benefit in the condensed consolidated statement of operations for the three month period ended March 31, 2008.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

We recognized $1,648 of employee stock-based compensation expense during the nine months ended March 31, 2008, and charged $101, $526, $248 and $773 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $275 of employee stock-based compensation expense during the nine months ended March 31, 2007, and charged $23, $104, $23 and $125 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We did not recognize any income tax benefit in the condensed consolidated statement of operations for the nine month period ended March 31, 2008 and 2007.

The total compensation cost related to unvested stock option grants not yet recognized as of March 31, 2008 was $6,215 and the weighted-average period over which these grants are expected to vest is 2.5 years.

The following table summarizes activity under our stock option plans from July 1, 2006 through March 31, 2008:

Options	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2006	4,376	2,681	$1.04
Options granted (weighted average grant date fair value of $1.49)	(1,800)	1,800	$3.46
Options exercised	—	(570)	$0.62
Options forfeited or expired	138	(150)	$1.56

Options outstanding at June 30, 2007	2,714	3,761	$2.25

Options authorized	5,500
Options granted (weighted average grant date fair value of $3.18)	(2,148)	2,148	$7.28
Options exercised	—	(191)	$1.32
Options forfeited or expired	106	(192)	$5.54

Options outstanding at March 31, 2008	6,172	5,526	$4.12	8.30	$8,133

Vested and expected to vest		5,006		8.25	$7,658

Exercisable at March 31, 2008		1,664		7.23	$4,490

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.45 – $0.84	944	$0.75	652	$0.75
$0.85 – $2.00	873	$1.67	430	$1.57
$2.01 – $3.75	1,255	$3.09	413	$3.06
$3.76 – $7.76	2,454	$6.82	169	$5.01

	5,526	$4.12	1,664	$1.95

Stock Options Granted to Non-employees

Expense recognized related to stock options granted to non-employees was $(11) for the three month period ended March 31, 2008, all of which was charged to sales and marketing expense. Stock based compensation due to stock options granted to non-employees in the three month period ended March 31, 2007 was $188, of which $102, $43 and $43 were charged to sales and marketing expense, research and development expense and general and administrative expense, respectively.

Expense recognized related to stock options granted to non-employees was $125 for the nine month period ended March 31, 2008, of which $15 and $110 were charged to sales and marketing, and general and administrative expense, respectively. Stock based compensation due to stock options granted to non-employees in the nine month period ended March 31, 2007 was $384, of which $298, $43 and $43 were charged to sales and marketing, research and development and general and administrative expense, respectively.

Stock options to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2008	2007
Weighted-average expected volatility	45%	45%
Weighted-average expected term (years)	10	10
Weighted-average risk-free interest rate	4.24%	4.99%
Expected dividend yield	0%	0%

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

Note 7 – Income Taxes

Our provision for income taxes in the three and nine month periods ended March 31, 2008 was $69 and $210, respectively. Our provision for income taxes in the three and nine month periods ended March 31, 2007 was $48 and $123, respectively. Our provision for income taxes relates to income taxes in our foreign subsidiaries.

Because of our history of net operating losses, we have recorded a valuation allowance to fully offset our deferred tax assets.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) — (continued)

On July 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which supplements SFAS No. 109. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. There was no cumulative effect of adoption recorded in retained earnings. The total amount of unrecognized tax benefit as of the date of adoption is zero and has remained zero for the first three quarters of the year.

Our policy is to recognize interest and penalties related to unrecognized tax benefits as part of our income tax expense. We did not have any interest accrued on uncertain tax positions.

We are subject to taxation in the United States. and various foreign jurisdictions. The material jurisdictions subject to examination by tax authorities are primarily U.S. federal, California and Wisconsin. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of March 31, 2008, all our Federal tax returns are open (except for the year ending June 30, 2004) and could be subject to examination by the tax authorities. Our California and Wisconsin income tax returns are open by statute. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of utilization. We are not subject to any current audits.

Note 8 – Segment Reporting

We operate and report as a single operating segment, which encompasses the developing, manufacturing and marketing of medical aesthetic products for the aesthetics market. We use one measurement of profitability and do not segregate our business for internal reporting.

We generate revenues in the following geographic regions:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
U.S.	$14,025	$10,266	$41,173	$26,489
International	2,929	2,172	9,598	5,575

Total	$16,954	$12,438	$50,771	$32,064

We attribute long-lived assets, which consist of property and equipment, to a country primarily based on the physical location of the assets. Long-lived assets, which include property and equipment, net of accumulated depreciation and amortization, summarized by geographic location were as follows:

	March 31, 2008	June 30, 2007
U.S.	$8,088	$5,527
International	596	214

Total	$8,684	$5,741

No customer accounted for 10% or more of sales in the three or nine months ended March 31, 2008. No one customer’s receivable balance is greater than 10% of the total account receivable balance at March 31, 2008 and June 30, 2007.

Note 9. Subsequent Event

On April 30, 2008, we acquired substantially all of the assets of privately-held, Denver, Colorado based, Advanced Cosmetic Intervention, Inc. (ACI) and associated technology rights for $12 million cash, plus assumption of approximately $0.2 million of payables, contingent consideration and a potential sales-related milestone. As of March 31, 2008, we have $0.2 million in our current assets as deposit for this transaction.

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

In May 2007, we entered into an exclusive licensing and distribution agreement in the United States for Aethoxysklerol, a leading sclerotherapy treatment in Europe for varicose veins. Aethoxysklerol is currently in a Phase III clinical trial for the treatment of spider and reticular veins, which, if successful, may allow us to introduce Aethoxysklerol in the United States. According to the terms of this agreement, the manufacturer of Aethoxysklerol, Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”), is responsible for conducting the clinical trial and regulatory filings for approval of Aethoxyskerol by the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training.

In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention, or ACI and its licensor JNJ, for $12 million cash, plus future contingent consideration and a potential sales-related milestone. The ACI device is currently cleared via a 510(k) by FDA to create RF heat lesions in nerve tissue. We expect to conduct clinical studies specifically intended to support an FDA application and other foreign applications seeking clearance to market this product for the treatment of frown lines.

Additionally, in October 2006, we licensed the exclusive United States, Canadian and European distribution rights for medical aesthetic applications of BioGlue, a surgical adhesive Class III medical device manufactured by CryoLife. Under the terms of our development, distribution and supply agreement, we are responsible for all clinical trials and regulatory filings for cosmetic and plastic surgery applications and will be responsible for sales and marketing of BioGlue in these applications. BioGlue is currently in early feasibility stage human trials for use as a less invasive alternative for tissue fixation in browplasty, or forehead lift. CryoLife will remain the exclusive manufacturer of BioGlue. Under both of these agreements, we have paid and expect to pay certain milestone payments.

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

Sales of Radiesse generated more than 90% of our revenue in the third quarter and the first nine months of fiscal 2008 and 2007. Other revenue consists primarily of the sale of Coaptite. We believe sales increased in fiscal 2008 over the comparable period of fiscal 2007 due to growing appreciation by doctors of the benefits provided by Radiesse, clinical training programs, the hiring of additional direct sales personnel, and improvements in our distributor network. We expect revenue to continue to grow in the remainder of fiscal 2008 over the comparable periods of fiscal 2007.

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

The recent U.S. economic slowdown has led to lower consumer confidence and discretionary spending. We believe that this has led to a decline in spending for certain cosmetic procedures, including treatment with Radiesse. This has resulted in less growth in our January through March third quarter 2008 than anticipated and an expectation of continued slowness through our April to June fourth quarter 2008. While the recent slowdown does not appear to have had an impact on new account growth, we cannot predict whether new account growth will continue to be apparently unaffected by recessionary conditions.

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

Results of Operations

Comparison of the three and nine month periods ended March 31, 2008 and 2007

The following table sets forth certain data as a percentage of revenues for the periods indicated. Dollars are in thousands.

	Three months ended March 31,
	2008		2007		%
	Amount	% (a)	Amount	% (a)	Change
Net sales	$16,954	100.0	$12,438	100.0	36.3 .
Cost of sales	3,232	19.1	2,065	16.6	56.5

Gross profit	13,722	80.9	10,373	83.4	32.3
Sales and marketing expenses	14,347	84.6	11,015	88.6	30.2
Research and development expenses	2,259	13.3	1,372	11.0	64.7
General and administrative expenses	2,548	15.0	1,695	13.6	50.3
Other income, net	1,004	5.9	184	1.5	4,456.5
Provision for income taxes	69	0.4	48	0.4	43.8

Net loss	$(4,497)	(26.5)	$(3,573)	(28.7)	25.9

	Nine months ended March 31,
	2008		2007		%
	Amount	% (a)	Amount	% (a)	Change
Net sales	$50,771	100.0	$32,064	100.0	58.3
Cost of sales	9,104	17.9	5,868	18.3	55.1

Gross profit	41,667	82.1	26,196	81.7	59.1
Sales and marketing expenses	39,210	77.2	26,403	82.3	48.5
Research and development expenses	6,623	13.1	3,993	12.5	65.9
General and administrative expenses	6,792	13.4	5,033	15.7	38.9
Other income, net	1,651	3.3	705	2.2	162.3
Provision for income taxes	210	0.4	123	0.4	14.6

Net loss	$(9,517)	(18.7)	$(8,651)	(27.0)	11.1

(a)	Expressed as a percentage of total net sales.

Comparison of the three months ended March 31, 2008 and 2007

Net Sales

Net sales were $17.0 million for the third quarter of fiscal 2008 as compared to $12.4 million for the third quarter of fiscal 2007, an increase of $4.6 million or 36.3%. Domestic sales were $14.0 million for the third quarter of fiscal 2008 compared to $10.3 million for the third quarter of fiscal 2007, an increase of $3.8 million or 36.6%. International sales were $2.9 million for the third quarter of fiscal 2008 compared to $2.2 million for the third quarter of fiscal 2007, an increase of $0.7 million or 34.9%. The increase in net sales was due primarily to an increase in the volume of units sold. Our average selling price was modestly lower due primarily to customers obtaining pricing discounts through higher purchase volumes. We believe sales increased due to growing appreciation by doctors of the benefits provided by Radiesse, clinical training programs, the hiring of additional direct sales personnel and improvements in our distributor network.

Cost of Sales

Cost of sales was $3.2 million for the third quarter of fiscal 2008 as compared to $2.1 million for the third quarter of fiscal 2007, an increase of $1.1 million or 56.5%. The increase was primarily due to higher sales and higher overhead costs.

Gross Profit

Gross profit was $13.7 million for the third quarter of fiscal 2008 as compared to $10.4 million for the third quarter of fiscal 2007, an increase of $3.3 million, or 32.3%. As a percentage of sales, gross profit for the third quarter of fiscal 2008 was 80.9% as compared to 83.4% for the third quarter of fiscal 2007. The lower gross profit was due to higher overhead costs and marketing promotions. On September 21, 2007, we reached agreement with Artes Medical to pre-pay our license agreement in full for $5.5 million. Amortization of this amount to expense over the remaining life of the related patents resulted in expense that was lower than the royalty due under the original agreement.

Sales and Marketing Expenses

Our sales and marketing expenses were $14.3 million for the third quarter of fiscal 2008 as compared to $11.0 million for the third quarter of fiscal 2007, an increase of $3.3 million or 30.2%. As a percentage of sales, sales and marketing expenses were 84.6% of sales for the third quarter of fiscal 2008 compared to 88.6% for the same period in fiscal 2007. The dollar increase was primarily due to increases in employee related expenses ($3.1 million) and other marketing expenses ($0.2 million). We expanded the number of our sales territories in the United States and Europe during fiscal 2008.

Research and Development Expenses

Our research and development expenses were $2.3 million for the third quarter of fiscal 2008 as compared to $1.4 million for the third quarter of fiscal 2007, an increase of $0.9 million or 64.7%. As a percentage of sales, research and development expenses were 13.3% for the third quarter of fiscal 2008 compared to 11.0% for the same period of fiscal 2007. The dollar increase in research and development was due primarily to higher employee related expenses ($0.6 million) and material and equipment expenses ($0.2 million).

General and Administrative Expenses

Our general and administrative expenses were $2.5 million for the third quarter of fiscal 2008 as compared to $1.7 million for the third quarter of fiscal 2007, an increase of $.0.8 million, or 50.3%. As a percentage of sales, general and administrative expenses were 15.0% in the third quarter of fiscal 2008 compared to 13.6% in the same period of fiscal 2007. The dollar increase was primarily due to higher employee wage expenses ($0.4 million), consulting services ($0.2 million) and outside services ($0.1 million).

Other Income, Net

Other income, net for the third quarter of fiscal 2008 increased when compared to the third quarter of fiscal 2007. Other income relates primarily to interest income from our cash balance. The increase was primarily due to a higher cash balance during the third quarter of fiscal 2008 as a result of the receipt of the proceeds from our IPO in November 2007.

Provision for income taxes

Our provision for income taxes for the third quarter of fiscal 2008 increased slightly when compared to the third quarter of fiscal 2007. The increase was primarily due to higher income tax expense in our foreign subsidiaries.

Net Loss

Our net loss increased during the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2007 due to the reasons discussed above.

Comparison of the nine months ended March 31, 2008 and 2007

Net Sales

Net sales were $50.8 million for the first nine months of fiscal 2008 as compared to $32.1 million for the same period in fiscal 2007, an increase of $18.7 million or 58.3%. Domestic sales were $41.2 million for the first nine months of fiscal 2008 compared to $26.5 million for the same period in fiscal 2007, an increase of $14.7 million or 55.4%. International sales were $9.6 million for the first nine months of fiscal 2008 compared to $5.6 million for the same period in fiscal 2007, an increase of $4.0 million or 72.2%. The increase in net sales was due primarily to an increase in the volume of units sold as we expanded the number of our sales territories in the United States and in Europe. In addition, we added more distributors in our international operations.

Cost of Sales

Cost of sales was $9.1 million for the first nine months of fiscal 2008 as compared to $5.9 million for the same period in fiscal 2007, an increase of $3.2 million, or 55.1%. The increase was primarily due to higher sales.

Gross Profit

Gross profit was $41.7 million for the first nine months of fiscal 2008 as compared to $26.2 million for the same period in fiscal 2007, an increase of $15.5 million, or 59.1%. As a percentage of sales, gross profit for the first nine months of fiscal 2008 was 82.1% as compared to 81.7% for the same period in fiscal 2007. The higher gross profit percent was due to lower royalty expense per unit sold which was partially offset by higher product overhead costs.

Sales and Marketing Expenses

Our sales and marketing expenses were $39.2 million for the first nine months of fiscal 2008 as compared to $26.4 million for the same period in fiscal 2007, an increase of $12.8 million or 48.5%. As a percentage of sales, sales and marketing expenses were 77.2% for the first nine months of fiscal 2008 compared to 82.3% for the same period in fiscal 2007. The dollar increase was primarily due to increases in employee related expenses ($11.4 million), marketing activities ($0.8 million) and computer related expenses ($0.6 million). We expanded the number of sales territories in the United States and Europe and increased marketing activities in Europe.

Research and Development Expenses

Our research and development expenses were $6.6 million for the first nine months of fiscal 2008 as compared to $4.0 million for the same period in fiscal 2007, an increase of $2.6 million or 65.9%. As a percentage of sales, research and development expenses were 13.0% for the first nine months of fiscal 2008 compared to 12.5% for the same period of fiscal 2007. The dollar increase in research and development was due primarily to increases in employee related expenses ($1.8 million), clinical expenses ($0.8 million), and materials and equipment expense ($0.4 million), partially offset by a decrease in license and permit expenses ($0.5 million).

General and Administrative Expenses

Our general and administrative expenses were $6.8 million for the first nine months of fiscal 2008 as compared to $5.0 million for the same period in fiscal 2007, an increase of $1.8 million, or 34.9%. As a percentage of sales, general and administrative expenses were 13.4% in the first nine months of fiscal 2008 compared to 15.7% in the same period of fiscal 2007. The dollar increase was primarily due to increases in employee related expenses ($1.0 million), legal, accounting and consulting services ($0.5 million), and supply and equipment expense ($0.2 million).

Other Income, Net

Other income, net for the first nine months of fiscal 2008 increased when compared to the same period in fiscal 2007. Other income relates primarily to interest income from our higher cash balance in fiscal 2008 resulting from the receipt of the proceeds from our IPO in November 2007.

Provision for income taxes

Our provision for income taxes for the first nine months of fiscal 2008 increased slightly when compared to the same period of fiscal 2007. The increase was primarily due to higher income tax expense in our foreign subsidiaries.

Net Loss

Our net loss increased during the first nine months of fiscal 2008 when compared to the same period in fiscal 2007 due to the reasons discussed above.

Liquidity and Capital Resources

The following table highlights selected cash flow components for the first nine months of fiscal 2008 and 2007 (dollar amounts are in thousands).

	Nine months ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$(20,320)	$(9,444)
Investing activities	(3,806)	(2,413)
Financing activities	83,322	4,789

We have incurred losses, generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of $57.0 million as of March 31, 2008. Our primary source of liquidity has been through private placements of shares of our preferred stock and our recent IPO. We have also raised funds through the exercise of stock options, placement of convertible debt (all subsequently converted to preferred stock and ultimately to common stock), and loans (all since repaid). At March 31, 2008, we had a cash balance of $76.8 million. In November 2007, we raised approximately $83.1 million of net proceeds through our IPO. In the future, we anticipate that our primary sources of liquidity will be from cash generated from our operating activities.

Operating activities

In the first nine months of fiscal 2008, we used $20.3 million of net cash in operating activities as compared to $9.4 million in the same period in fiscal 2007. Accounts receivable and prepaid expenses increased in the first nine months of fiscal 2008 by $0.5 million and $7.4 million, respectively, more than they increased in fiscal 2007. In addition, accounts payable and accrued liabilities declined in the first nine months of fiscal 2008 whereas they increased in the same period in fiscal 2007, which contributed a further $2.7 million and $1.8 million, respectively, to the change in net cash used in operations. Our non-cash stock option expense increased by $1.1 million in the first nine months of fiscal 2008 when compared to the same period in fiscal 2007.

Investing activities

In the first nine months of fiscal 2008, we used $3.8 million of net cash in investing activities as compared to $2.4 million in the first nine months of fiscal 2007. Our investing activities related primarily to the purchase of our production facility in Wisconsin, and to a lesser extent, equipment, computers, furniture and installed leasehold improvements for use in production, research, selling and general and administrative activities.

Financing activities

In the first nine months of fiscal 2008, net cash provided from financing activities was $83.3 million as compared to $4.8 million in the first nine months of fiscal 2007. In November 2007, we completed our IPO of common stock and we sold and issued 11.5 million shares of common stock at an issuance price of $8 per share. We raised a total of $92.0 million in gross proceeds from the IPO, or $83.1 million in net proceeds after deducting underwriting discounts and other associated costs. We received $0.3 million in cash related to exercises of stock options during the first nine months of fiscal 2008 compared to $0.7 million during the same period in fiscal 2007. During the first nine months of fiscal 2007, we received $4.1 million from the subscription of 1,246,000 shares of Series D preferred stock, net of issuance costs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2008 (dollar amounts in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$109	$41	$68	$—	$—
Operating lease obligations	882	393	489		—
Purchase obligations	504	504	—	—	—
License agreements (1)	800	800	—	—	—

Total	$2,295	$1,738	$557	—	—

(1)	Minimum payments due under agreements that provide us with exclusive rights to distribute licensed products in the United States. Subsequent license payments in an aggregate amount of up to $3.7 million are contingent on FDA approval to market the licensed products in the United States.

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

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements in this quarterly report, which information is incorporate herein by reference.

Critical Accounting Policies

We have made no material changes to the disclosures regarding critical accounting policies made in our Form S-1, which was declared effective on November 6, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate and Credit Risk

We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash and cash equivalents and carried at cost, which approximates market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our cash equivalents, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

As of March 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments.

Our accounts receivable primarily relate to revenues from the sale of Radiesse directly to individual physicians and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in Europe, we sell Radiesse to distributors. We sell Coaptite only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of March 31, 2008.

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

We have incurred net losses of $10.7 million, $11.4 million, $13.6 million and $9.5 million for the fiscal years ended June 30, 2005, 2006 and 2007 and the first nine months of fiscal 2008, respectively. As of March 31, 2008, we had an accumulated deficit of approximately $57.2 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of Radiesse and our other products. We expect our operating expenses to increase as we:

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

The success of our business also depends on consumer trends favoring medical aesthetic procedures, which could change quickly or gradually over time. The recent U.S. economic slowdown has led to lower consumer confidence and discretionary spending. We believe that this has led to a decline in spending for certain cosmetic procedures, including treatment with Radiesse. This has resulted in less growth in our January through March third quarter 2008 than anticipated and an expectation of continued slowness through our April to June fourth quarter 2008. While the recent slowdown does not appear to have had an impact on new account growth, we cannot predict whether new account growth will continue to be apparently unaffected by recessionary conditions. Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods, or guidance regarding expectations of future results, should not be relied upon as an indication of our future operating performance.

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

Study results finding Radiesse preferable to competing products may not lead to an increase in market share.

While we have recently conducted and published clinical studies that we believe demonstrate Radiesse’s advantages over other leading dermal fillers, the publication and promotion of these study results may not lead to increased market share. Physicians and patients may not be persuaded by our clinical study data to demand Radiesse over our competitors’ products. A number of factors, including price, marketing practices and name recognition, past experience, perception and other factors may lead potential customers to choose our competitors’ products, instead. Additionally, a competitor may perform its own study that contradicts the results of our previously published studies.

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

International sales accounted for 19% and 17% of our total revenue for the first nine months of fiscal 2008 and 2007, respectively. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell Radiesse, combined with expansion into new international markets. In several countries in Europe, we have a direct sales organization. We principally rely on third party distributors to sell our products outside of Europe. Our success internationally is subject to a number of risks, including:

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

We currently depend on Boston Scientific to sell Coaptite, the sales of which constituted less than 10% of our revenues for fiscal 2007 and the first nine months of fiscal 2008. Boston Scientific is a very large corporation. While we believe our relationship with Boston Scientific is in good standing, Coaptite represents an immaterial amount of Boston Scientific’s overall revenue and Boston Scientific may in the future determine that resources currently directed to selling Coaptite should be redirected to higher priority projects or they may lack motivation to grow sales of Coaptite. If this were to occur, our expectations of future Coaptite revenues would be harmed.

We do not expect our recent acquisition of an RF-nerve lesion product to result in significant revenue unless we obtain an additional FDA clearance and are able to demonstrate to physicians and patients that the product is an attractive alternative to existing treatments.

In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention, or ACI and its licensor JNJ, for $12 million cash, plus future contingent consideration and a potential sales-related milestone. The ACI device is currently cleared via a 510(k) by FDA to create RF heat lesions in nerve tissue. While we believe this new treatment will offer patients an attractive alternative therapy to Botox for the treatment of frown lines, the product cannot be marketed for uses beyond its current 510(k) indication without specific additional 510(k) clearance. We expect to conduct clinical studies to support a 2009 FDA application and other foreign applications for clearance to market this product for the treatment of frown lines. These clinical studies will be expensive and time consuming and may not yield results that would lead the FDA to approve a 510(k) application for the treatment of frown lines. If we do not receive this additional FDA clearance, or if the clearance is delayed beyond 2009 or limited in scope, our marketing efforts will be significantly limited and expectation of future revenue from this product will be harmed.

Additionally, while we believe that there are compelling synergies between this product and our Radiesse dermal filler, we cannot predict how successful we will be in marketing this new product to our target customer base. Historically, we have sold Radiesse, a relatively inexpensive disposable device, and therefore cannot judge how successful we will be in selling the ACI device, a relatively expensive capital equipment product. A significant factor will be our ability to demonstrate to physicians and patients that this product is an attractive alternative to Botox, which has been for many years the dominant treatment for frown lines. Factors such as price of the product and of the treatment, clinical trial results and journal publications, regulatory clearances, early adopter experience, our marketing efforts and competitive response will all impact our ability to successfully commercialize this product. We may never achieve a significant positive revenue impact from this acquisition.

If we are unable to commercialize Aethoxysklerol, which is an investigational sclerotherapy drug currently in a Phase III clinical trial, our expectation of future growth would be harmed.

An important part of our strategy includes the successful introduction to the U.S. market of Aethoxysklerol, an injectable sclerosing drug for the treatment of varicose veins. We have acquired the exclusive U.S. distribution rights to Aethoxysklerol from its German manufacturer, Kreussler. Although Aethoxysklerol has been used internationally for decades, it is not currently approved for sale in the United States. We cannot sell Aethoxysklerol in the United States before a new drug application, or NDA, is submitted to and approved by the FDA. While we intend to file an NDA with the FDA in 2008, the development, submission of an application for approval, and regulatory approval of a new drug, and the timing thereof, is subject to a number of risks and is never certain. In order to support the NDA submission, the manufacturer of Aethoxysklerol has enrolled patients in a Phase III clinical trial for the use of Aethoxysklerol in treating spider and reticular veins. This clinical trial is subject to a number of risks, including:

•	the trial has been designed by and is being conducted by Kreussler, a third party, so decisions that could affect the success of the trial are outside of our control;

•	Kreussler has limited experience conducting clinical trials pursuant to FDA requirements and obtaining FDA approvals;

•	the trial could produce negative or ambiguous results regarding the effectiveness of Aethoxysklerol;

•	undesirable side effects or safety issues might arise that might delay or adversely effect the timimg or receipt of future approval;

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

Product liability litigation in the medical device industry is common, and from time to time, we may receive complaints or be named in lawsuits claiming that our products failed to provide the desired outcome or were in some manner associated with an adverse outcome for the patient. These claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We maintain product liability insurance with liability coverage limits that we believe are adequate and customary for the nature of our business and we submit these claims to our insurance carrier. However, we may not have sufficient insurance coverage for all future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

Our FDA approvals for Radiesse and Coaptite contain certain requirements for post-approval studies of the long-term safety and/or efficacy of those products. Clinical studies conducted after approval are subject to the same risks as clinical studies conducted prior to approval; for example, such studies may be delayed or halted if the product is shown not to be effective, if patients experience unacceptable side affects or if patients do not enroll in the studies at the rate we expect. In addition, FDA may alter the parameters of the post-approval studies, including by requiring different endpoints, inclusion criteria, or study sizes, all of which may affect the cost of conducting such trials. These post-approval studies thus have the potential to reduce our revenues, increase our expenses, and render our approved products not commercially viable.

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

More than 95% of the privately-issued shares sold prior to our IPO are subject to lock-up agreements with us or the underwriters, which will expire on May 20, 2008. We have agreed with the underwriters not to waive lock-up agreements with us without the consent of J.P. Morgan Securities Inc. and Piper Jaffray & Co. Our managing underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to contractual lock-up agreements to sell shares before the lock-up agreements expire. After the lock-up agreements expire, the shares subject to the lock-up agreements will be eligible for sale in the public market. Of these shares, approximately 23 million shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None applicable.

ITEM 5.	OTHER INFORMATION

None applicable.

BIOFORM MEDICAL, INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13A-14(A) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForm Medical, Inc.

DATE: May 9, 2008	BY:	/s/ Steven L. Basta
Steven L. Basta
Chief Executive Officer (Principal Executive Officer)

DATE: May 9, 2008	By:	/s/ Derek Bertocci
Derek Bertocci
Chief Financial Officer (Principal Financial and Accounting Officer)