Form 10-K
period 2008-06-30
BIOFORM MEDICAL INC
filed 2008-09-26
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2008

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-33791

BIOFORM MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1979642
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1875 South Grant Street, Suite 200

San Mateo, California 94402

(Address of principal executive offices and zip code)

650-286-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2007 (based upon the closing sale price of the registrant’s common stock listed as reported on the NASDAQ Global Market), was approximately $347,902,681. This calculation excludes approximately 23,520,060 shares held by directors, executive officers, and affiliated entities of the registrant.

As of September 15, 2008, the number of outstanding shares of the registrant’s Common Stock was 46,326,527.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

BIOFORM MEDICAL, INC.

2008 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Item 1A “Risk Factors”

below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report of Form 10-K, the “Company,” “BioForm,” “we,” “us,” and “our” refer to BioForm Medical, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

Trademarks

The BioForm Medical brand and product names, including but not limited to BioForm Medical®, RADIESSE® , COAPTITE® and RELAXED EXPRESSIONS™ contained in this document are trademarks, registered trademarks or service marks of BioForm Medical, Inc. in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1.	Business

Our Business

We are a medical aesthetics company focused on developing and commercializing products that are used by physicians to enhance a patient’s appearance. Our core product, RADIESSE® injectable dermal filler, is designed to provide long-lasting, cost-effective and safe aesthetic improvement for patients. Our clinical studies have demonstrated that RADIESSE® provides meaningful initial aesthetic correction and approximately 12 months’ duration of aesthetic improvement in many patients, resulting in high patient satisfaction. Physicians have used RADIESSE® for more than six years, and we have shipped over 800,000 syringes worldwide. Our strategy is to become a worldwide leader in medical aesthetics by building on our success with RADIESSE®, gaining a market leading position in dermal fillers, and commercializing new products beyond dermal fillers that enhance the practice of medical aesthetics. To expand our portfolio in medical aesthetics, we have obtained licenses to or acquired three products: Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins sold under the trade name Aethoxysklerol®; BIOGLUE AESTHETIC™ medical adhesive, a Class III medical device currently in clinical testing for tissue fixation in browplasty, or forehead lift, and RELAXED EXPRESSIONS™ System, a radiofrequency 510(k) medical device cleared by the FDA for use in creating radiofrequency (RF) heat lesions in nerve tissue, for which we plan to seek FDA clearance for use in the reduction of frown lines in the forehead.

For the fiscal year ended June 30, 2008, we had revenue of $67.5 million representing a 42% increase over the prior fiscal year and had a net loss of $29.5 million compared to a net loss of $13.6 million in the prior fiscal year. We currently market our products through a direct sales force of over 100 sales representatives in the United States and Europe and a network of third party distributors in more than 30 countries. Our primary customers are dermatologists, plastic surgeons and facial plastic surgeons. Our aesthetics products are not reimbursed by insurers and instead are paid for directly by patients.

RADIESSE®

Multiple clinical trials have demonstrated the aesthetic benefits and safety profile of RADIESSE®. In December 2006, we obtained two pre-market approvals, or PMAs, for RADIESSE® from the United States Food and Drug Administration, or FDA, one for the correction of moderate to severe folds and wrinkles, such as nasolabial folds, and a second for facial lipoatrophy, or facial fat loss, in patients with human immunodeficiency virus, or HIV. The nasolabial fold clinical trial demonstrated that RADIESSE® provides aesthetic improvement lasting six months or more following the procedure. In this study, 82% of patients maintained a clinically-evident aesthetic improvement six months after treatment. In an ongoing long-term follow-up of these patients, more than 30% of patients maintained a clinically-evident aesthetic improvement approximately 2-3 years after treatment. Our facial lipoatrophy clinical trial in HIV patients also demonstrated that RADIESSE® provides long lasting aesthetic improvement. In this clinical study, 91% of patients maintained a clinically-evident aesthetic improvement at the 18-month evaluation, which was 12 months after the last treatment.

We believe that the performance characteristics of RADIESSE® result from inherent advantages in our proprietary calcium hydroxylapatite, or CaHA, microsphere technology and gel carrier. CaHA is identical in composition to a mineral component of human bone and teeth and is absorbed by the body through normal metabolic processes. RADIESSE® provides long-lasting, but not permanent, aesthetic augmentation, since all of the materials in RADIESSE® are fully metabolized over time. The combination of our CaHA microsphere technology and our proprietary gel carrier stimulates the body to create new collagen, which we believe enhances the durability of the RADIESSE® augmentation. We acquired the intellectual property underlying our CaHA microsphere technology from E.R. Squibb & Sons, a subsidiary of Bristol-Myers Squibb, and have a fully paid-up license from Artes Medical with respect to patents held by them that apply to implantable products containing microsphere particles. In September 2007 we entered into an agreement with Artes Medical to pre-pay the royalties due under this license in full.

BIOGLUE AESTHETIC™ Medical Adhesive, Polidocanol and RELAXED EXPRESSIONS™ System

As part of our strategy to become a leader in medical aesthetics, in October 2006, we licensed from CryoLife the exclusive U.S., Canadian and European distribution rights in medical aesthetic applications for BIOGLUE AESTHETIC™, a Class III medical device that is currently in early, feasibility, stage human trials in the United States for use as a less invasive alternative for tissue fixation in browplasty, and recently received Conformité Européenne Mark (“CE Mark”) approval for browplasty procedures.

In May 2007 we entered into a license agreement with Chemische Fabrik KREUSSLER & Co. GmbH for the exclusive U.S. distribution rights for Polidocanol (European tradename Aethoxysklerol®), a leading varicose vein treatment currently sold outside of the United States. Polidocanol is not approved for sale in the United States. Our partner, Kreussler, recently completed a Phase III clinical trial and the results were submitted to the FDA as a supplement to a current open NDA submission. The clinical trial was conducted based on a design that was established by the manufacturer pursuant to a special protocol assessment, or SPA agreed to with the FDA. An SPA is an agreement between the FDA and the sponsor of a new drug application, or NDA, on the design and size of a clinical trial that will form the primary basis for a claim of the effectiveness of the drug. We believe, based on the SPA with the FDA, that positive data from the trial will be sufficient clinical evidence for FDA approval. Additional manufacturing information and documentation is also being prepared by Kreussler for submission to the FDA to support the Polidocanol NDA.

In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention and its licensor for $12.4 million. The technology we acquired, subsequently renamed RELAXED EXPRESSIONS™ System, is currently cleared via a 510(k) by FDA to create radiofrequency (“RF”) heat lesions in nerve tissue. The RELAXED EXPRESSIONS™ device uses minimally-invasive bi-polar radiofrequency energy selectively to weaken nerve signal transduction with durable effects. The use of this technology on nerves that control the muscles of the forehead may reduce the appearance of glabellar furrows, or frown lines. We expect to conduct clinical studies specifically intended to support the appropriate regulatory applications in the United States and other foreign applications seeking clearance to market this product for the treatment of frown lines.

The Medical Aesthetics Market

The American Society for Aesthetic Plastic Surgery, or ASAPS, reports that in 2007, total expenditures for non-surgical and surgical procedures designed to improve or enhance a patient’s physical appearance were approximately $13.1 billion. From 2000 to 2007, non-invasive and minimally-invasive aesthetic procedures comprised the majority of the overall increase in aesthetic procedures, rising from approximately 4.3 million to 9.6 million procedures.

Injectable aesthetic procedures comprise the largest segment of the non-surgical aesthetics market. The ASAPS reports that, in 2007, U.S. consumers spent approximately $2.3 billion on approximately 5.0 million injectable aesthetic procedures, representing a substantial increase from 2000, when there were fewer than 2.3 million injectable procedures performed. According to ASAPS, in 2007, U.S. physicians performed, among other injectable aesthetic treatments, 2.8 million Botox injection procedures and 1.7 million dermal filler injection procedures, each representing patient fees of approximately $1.1 billion.

Dermal Fillers

Dermal fillers have been a rapidly growing segment within the injectable aesthetic procedure market. The first FDA-approved dermal filler, bovine collagen, was commercialized beginning in 1981, and remained the only FDA-approved dermal filler for aesthetics applications until 2003. In 2003, the first hyaluronic acid, or (“HA”), filler was approved by the FDA, and since then several new competitive fillers including additional HA fillers and polymeric materials have been approved. RADIESSE® was approved in 2006 for the correction of facial folds and wrinkles and facial lipoatrophy in HIV patients. With the introduction of new dermal fillers, in some cases providing better durability or higher patient satisfaction, the market for dermal fillers has grown significantly over the past several years.

We believe the demand for dermal fillers is generally driven by the desire of the aging population to maintain a youthful appearance. Injection of dermal fillers can reduce the signs of aging in several ways. For example, one of the most common applications of dermal injections is to fill in the lines in the nasolabial fold area, which are the skin creases extending from either side of the nose to a point lateral to the corners of the mouth.

Despite significant growth in the market, we believe that many other leading dermal fillers have one or more of the following limitations:

•

Unsatisfactory Correction.    The volume of dermal filler material injected depends upon the area to be treated and the extent of correction desired. In many cases, optimal treatment of nasolabial folds requires substantially more material than is found in a typical 1.0cc syringe. If a single syringe constitutes an inadequate volume of material, it is likely that a patient who only purchases a single syringe may not be adequately corrected and as a result may be unsatisfied by treatment with a single syringe.

•

Durability Challenges.    The effects of treatment from most temporary dermal fillers range from three months to 12 months, which can result in frequent and costly retreatments and touch-ups to maintain a meaningful aesthetic effect. We believe that hyaluronic acid, or HA, fillers, among the most popular fillers today, may not fully satisfy patients because the effects of treatment typically wear off within six months.

•

Cost and Inconvenience.    The cost and inconvenience of treatments requiring multiple syringes or frequent visits to maintain a satisfying aesthetic improvement, combined with dissatisfaction with the durability of the outcome, can discourage patients from seeking repeat treatment.

The RADIESSE® Solution

Our core product, RADIESSE®, incorporates our patented formulation of CaHA microspheres suspended in a gel carrier and is designed to provide satisfying, long-lasting, cost-effective and safe aesthetic benefits for patients. Through several clinical studies, we believe we have demonstrated the advantages of RADIESSE®.

We believe, based upon our industry knowledge and publicly-available information about other dermal fillers, that the adoption of RADIESSE® by physicians and patients has been due to a unique combination of attributes that have led to a high level of patient satisfaction, which, in turn, may help physicians grow their practices through repeat business and referrals, including:

•

Designed for Satisfying Correction.    RADIESSE® is designed to provide immediate and satisfying aesthetic treatment outcomes. We believe that providing a significant aesthetic correction with a single syringe is critical to achieving high patient satisfaction. Our post-market, prospective, multi-center, randomized, controlled clinical trials in Europe against leading HA products and our U.S. FDA pivotal trial against collagen have demonstrated in nasolabial folds that RADIESSE® requires significantly less material to achieve optimal correction than any of the HA or collagen fillers studied in the trials. In the post-market studies, approximately 90% of patients treated with RADIESSE® reported they were satisfied with the treatment.

•

Durability.    We believe that RADIESSE® can provide meaningful aesthetic improvement for approximately 12 months or more in many patients, avoiding or reducing the need for frequent retreatments. Long term follow-up assessments of patients in our nasolabial fold PMA clinical study demonstrated that more than 30% of folds remained aesthetically improved approximately two to three years from their last injection. In our facial lipoatrophy study for patients with HIV, 91% of the patients treated with RADIESSE® were aesthetically improved 18 months after initial injection, which was 12 months after follow-up treatment.

•	Value and Convenience. We sell RADIESSE® in a 1.3cc syringe to provide a typical patient with significant nasolabial fold correction with a single syringe treatment. We believe that greater aesthetic improvement can be achieved with a single syringe of RADIESSE® than with a single syringe of many other fillers. One syringe of RADIESSE® may provide significant correction for a typical nasolabial fold treatment, while comparable correction with many competing fillers may require two or more syringes at what we believe would be an overall greater cost to the patient, since two syringes of many competing fillers will commonly cost significantly more than one syringe of RADIESSE®. The durability of RADIESSE® may also improve the convenience to patients due to less frequent treatment sessions.

RADIESSE® faces significant competition, both domestically and internationally, from products that may have greater recognition or are distributed by larger, well-established companies. Current or future competitive products may claim one or more attributes that could be perceived as advantages over RADIESSE® based upon durability, cost, comfort, scope of approved marketing claims or ease of treatment, but we are not aware of any that have the combination of attributes associated with RADIESSE®. Procedural side effects from RADIESSE® injection are consistent with side effects commonly associated with injectable dermal filler treatments, and may include bruising, swelling, redness, pain, and itching. In most cases, these side effects go away within two weeks following treatment. There have been no reported long-term adverse effects of RADIESSE® in the pivotal studies conducted, and there have been no reports of delayed onset of adverse events in these studies. The characteristics of the RADIESSE® material that offer advantages in certain dermal filler procedures, like nasolabial fold treatment, also make RADIESSE® less suitable for use in the lips and certain other areas. There have been published reports of lumpiness associated with the use of RADIESSE® injected into the lips.

Our Business Strategy

Our strategy is to become a worldwide leader in medical aesthetics by gaining a market-leading position in dermal fillers based largely on RADIESSE® and follow-on products utilizing our proprietary CaHA technology and then to commercialize new products beyond dermal fillers that enhance the practice of medical aesthetics. The key elements of our strategy are to:

•	establish RADIESSE® as the leading dermal filler;

•	obtain regulatory approval and commercialize an injectable treatment for spider and reticular veins;

•	obtain regulatory approval and commercialize minimally-invasive RF technology for the reduction of glabellar furrowing;

•	expand our dermal filler indications and portfolio;

•	develop and commercialize an aesthetic adhesive material; and

•	become a leading diversified medical aesthetics company.

Our Products

RADIESSE® Dermal Filler

RADIESSE® dermal filler is a synthetic injectable material that is used by physicians as a dermal filler. RADIESSE® consists of 30% by volume smooth calcium hydroxylapatite, or CaHA, microspheres ranging in diameter from 25 to 45 microns suspended in an aqueous gel carrier which comprises 70% of the product. The size of the particles allows for delivery through a 27 gauge needle. The gel carrier allows for controlled placement and permits the practitioner to manipulate RADIESSE® after injection without unwanted migration of the particles. The product’s unique calcium-based microsphere technology, along with the proprietary gel technology, helps to restore volume and promotes the growth of the body’s own collagen, providing lasting, but not permanent, augmentation. Immediately following injection, the RADIESSE® dermal filler adds volume to the space into which it is injected. This volume enhancement is predictable and controllable by the physician, resulting in immediate improvement in patient aesthetics after one treatment. In the first several months after injection, the gel carrier is absorbed by the body and new collagen is formed around the CaHA microspheres, which can reinforce the augmentation effect. Over time the CaHA microspheres, identical to a mineral component of bone and teeth, are also metabolized by the body.

The core technology behind RADIESSE® has been through significant safety and effectiveness testing, including biocompatibility testing, preclinical studies and several multi-center human trials in more than 1,000 patients, which, along with six years of use by physicians and over 800,000 syringes shipped, has demonstrated its benefits and safety profile. RADIESSE® requires no pre-injection skin testing to determine the risk of allergic reaction because it contains no animal or human-derived materials.

RADIESSE® Voice and RADIESSE® Voice Gel

We have also commercialized two products, RADIESSE® Voice and RADIESSE® Voice Gel, for vocal fold insufficiency. Vocal fold insufficiency is a condition in which the vocal folds are impaired in their motion, typically as a result of a stroke or neurological disorder. The impaired vocal fold motion inhibits speech or reduces voice quality. RADIESSE® Voice or Voice Gel can be injected into the space behind the vocal fold that is impaired to adjust the position of that fold and improve speech. RADIESSE® Voice may be more appropriate for patients desiring long-lasting augmentation, while RADIESSE® Voice Gel may be appropriate for patients whose condition is temporary. The FDA approved RADIESSE® Voice in January 2002 and RADIESSE® Voice Gel in April 2006.

COAPTITE® Injectable Implant

In 2005, the FDA approved the initial application of our core technology, marketed as COAPTITE®, as a peri-urethral bulking agent to treat women who have stress urinary incontinence due to poorly functioning urethral sphincter muscles. The device consists of CaHA particles 75 to 125 microns in diameter suspended in a gel carrier similar to that used in RADIESSE®. COAPTITE® is injected into the space around the urethra near the bladder. After injection, COAPTITE® bulks the tissue near the urethral sphincter, enabling the sphincter to function more effectively. The PMA approval was based on a clinical study that demonstrated statistical equivalence in the first 12 months to the Contigen Collagen Implant, a leading bulking agent for stress urinary incontinence marketed by C.R. Bard. In this study, the COAPTITE®-treated group demonstrated continued improvement at 24 months.

As part of our strategy to focus our direct commercialization efforts on the medical aesthetics space, in 2006, we entered into an exclusive distribution agreement with Boston Scientific to sell COAPTITE® in the United States and Canada for female stress urinary incontinence and a pediatric urinary indication.

Our Products Under Development

Polidocanol—Varicose Vein Treatment

We have licensed Polidocanol, an injectable sclerosing drug for the treatment of varicose veins, from Chemische Fabrik KREUSSLER & Co. GmbH, or Kreussler, a German pharmaceutical company. Injection sclerotherapy is one of the primary treatments for small to medium varicose veins in the legs, where a treatment agent is injected into the vein to cause destruction of the vein, improving the overall aesthetic appearance. Polidocanol, under the trade name Aethoxysklerol® is a leading sclerotherapy treatment in Europe for varicose veins. It was developed by Kreussler in the early 1960s and has been used safely and effectively outside of the United States for over 40 years in millions of patients. We have exclusive distribution rights in the United States for Polidocanol manufactured by Kreussler. As part of our partnership agreement, Kreussler is responsible for conducting a Phase III clinical trial and submitting the results to the FDA as part of an NDA. The clinical trial was conducted based on a design that was established by the manufacturer based on its communication with the FDA and a special protocol assessment, or SPA. An SPA is an agreement between the FDA and the sponsor of a new drug application, or NDA, on the design and size of a clinical trial that will form the primary basis for a claim of the effectiveness of the drug. In July 2008, Kreussler submitted to the FDA the positive results from the pivotal clinical study as part of an NDA supplement. In addition to the clinical study results, Kreussler is completing manufacturing documentation for a newly expanded manufacturing facility. We believe that the manufacturing documentation is expected to be completed and submitted to FDA before the end of calendar year 2008.

Up to 50% of women 18 years of age and older may be affected by varicose veins. These veins, typically found on the legs, are often red or blue, are close to the surface of the skin and can look like tree branches or spider webs. ASAPS reported that approximately 472,000 sclerotherapy procedures and about 182,000 laser vein removal procedures were performed in the United States in 2007. We believe these figures demonstrate that a very small percentage of the potential market has sought treatment for this condition.

Current varicose vein treatment options available in the United States include various lasers, surgery, and sclerotherapy with hypertonic saline or other drugs. Some of the current laser treatments and sclerotherapy products in the United States may be associated with significant discomfort, which may discourage patients from seeking treatment. In contrast, Polidocanol is a chemical with anesthetic properties, which we believe may be one of its key advantages.

Polidocanol does not enjoy patent protection. As a result, we intend to rely on provisions of the Hatch-Waxman Act which provides marketing exclusivity to the first applicant to gain approval of an NDA for a product using an active ingredient that the FDA has not previously approved.

BIOGLUE AESTHETIC™—Medical Adhesive

We have licensed BIOGLUE AESTHETIC™, a Class III medical device, from CryoLife. We have exclusive U.S., Canadian and European distribution rights for aesthetics applications of BIOGLUE®, which we will commercialize under the trade name BIOGLUE AESTHETIC™. BIOGLUE® is a surgical adhesive that was approved by the FDA in 2001 as an adjunct to sutures and staples for use in adult patients in open surgical repair of large vessels, and it is approved in Canada and the European Union for various cardiovascular, vascular, pulmonary and general surgical applications. BIOGLUE® has been sold commercially since 2001 in the United States and internationally since 1997, and has been used successfully and safely in over 500,000 procedures. BIOGLUE AESTHETIC™ recently received a plastic surgery approval for use in browplasty in the European Union.

BIOGLUE AESTHETIC™ is a sealant that is made of a bovine serum albumin, a cow protein, and a chemical called glutaraldehyde. BIOGLUE AESTHETIC™ takes seconds to apply and creates a durable mechanical bond, with full adhesion within minutes. BIOGLUE AESTHETIC™ offers durability of fixation and the requisite tensile strength for facial aesthetic applications that other glues have not been able to achieve. We believe that BIOGLUE AESTHETIC™ may offer an attractive alternative to conventional fixation methods, which involve drilling into the skull for fixation, either with resorbable screws, posts or other suspension methods.

In June 2007, pursuant to an investigational device exemption, or IDE, we began to enroll patients in a feasibility study to evaluate the safety and effectiveness of BIOGLUE AESTHETIC™ as a method for tissue fixation in patients undergoing browplasty, or forehead lift, procedures. This feasibility study demonstrated raised brow position in 89% of patients at 6 months. We are working with our clinical advisors and the FDA to determine the best design for a pivotal study of BIOGLUE AESTHETIC™ to support United States aesthetics approval. BIOGLUE AESTHETIC™ is a Class III medical device, subject to the medical device regulatory approval pathway.

We are also evaluating clinical, regulatory and commercialization strategies for additional indications in the United States, Canada and the European Union, including procedures where an adhesive may be applicable, such as mid-face lifts, nose and eyelid surgeries and other cosmetic surgeries.

RELAXED EXPRESSIONS™ System—Glabellar Furrow Relaxation

In April 2008, we acquired from Advanced Cosmetic Intervention (ACI), the RELAXED EXPRESSIONS™ System, a minimally invasive bi-polar radiofrequency 510(k) medical device cleared by the FDA for use in creating radiofrequency (RF) heat lesions in nerve tissue. We have recently received an additional 510(k) clearance for a new treatment profile software upgrade designed to improve outcomes of procedures with the device. We have also filed an IDE with the FDA to conduct clinical studies specifically intended to support an FDA application seeking clearance to market this product for the treatment of frown lines. We expect to also seek a CE mark and certain other international registrations of the RELAXED EXPRESSIONS™ device for aesthetics indications.

The RELAXED EXPRESSIONS™ device provides a minimally invasive technique for creating a focal lesion inhibiting the function of the target nerve. The product is comprised of a RF energy generator box, approximately the size of a small monitor, a sterile handheld probe and a foot pedal to activate energy delivery. The probe has two functions—stimulating the nerve to identify the proper location for treatment, and delivering the heat energy in a measured dose to reduce activity of the targeted nerve. The minimally invasive procedure is conducted in physician’s offices with local anesthesia, usually taking approximately 30 minutes. The probe tip is inserted under the skin and the correct nerve is identified through stimulation, which causes visible muscle contraction. The same probe delivers localized and controlled bi-polar RF energy for approximately 30 seconds to reduce nerve function. Commonly reported adverse effects include some pain or discomfort during the treatment, and swelling following the treatment. As with any medical procedure, other adverse outcomes may also occur.

Approximately 300 patients have received nerve ablation treatment with the RELAXED EXPRESSIONS™ device worldwide, many in clinical studies intended to support development and evaluation of this device and procedure for aesthetics applications. We intend to further evaluate the RELAXED EXPRESSIONS™ device in clinical studies and expect to launch the product commercially upon achieving appropriate regulatory clearances in each market.

Neurotoxin products, such as Botox® Cosmetic from Allergan, Inc., are the current leading option for treatment of frown lines. Neurotoxins are injected by needle through the skin into the muscle and typically provide a short-term effect (up to four months). The neurotoxin keeps the muscle from moving, reducing the appearance of frown lines. Approximately three million treatments per year with Botox Cosmetic are performed in the United States annually according to the ASAPS.

Additional Dermal Fillers and Indications

We are conducting research and development activities related to the demonstration of utility of RADIESSE® or other dermal filler products in additional clinical applications. Our ongoing research and development activities are also directed to the potential development of future dermal filler products based upon our CaHA and gel carrier technology and other technologies. Our next product is expected to be a form of RADIESSE® with Lidocaine (an anesthetic). This combined product may improve comfort for patients and flow characteristics for physicians.

RADIESSE® Clinical Studies

Nasolabial Fold Clinical Trial

In 2004, we initiated a clinical trial for the correction of nasolabial folds, which are the vertical lines running from the nose to the corner of the mouth. RADIESSE® met or exceeded all of the primary and secondary protocol endpoints. These trial results were submitted to the FDA in the form of a PMA application in December 2005, which was approved in December 2006.

The multi-center trial, which enrolled 117 patients, was designed to measure the safety and effectiveness of RADIESSE® for the treatment of nasolabial folds. The trial was a split face study comparing RADIESSE® to Cosmoplast, a human-based collagen filler approved by the FDA in 2003. The split face design allows each individual patient to act as his or her own control by having one side of the face treated with RADIESSE® and the other side with Cosmoplast on a randomized basis. Each nasolabial fold was treated with an amount of material that was deemed necessary by the treating physician for optimal correction. The primary endpoint of this study was non-inferiority of RADIESSE® compared to Cosmoplast based on the Lemperle Rating Scale, or LRS. The LRS is a zero through five rating system where ratings are based on an ordinal scale using a validated photographic scale as a benchmark. The trial’s prospectively-defined secondary endpoints included superiority analyses comparing RADIESSE®-treated fold changes to changes in Cosmoplast-treated folds at six months on both the LRS and Global Aesthetic Improvement Scale, or GAIS. GAIS is a five point relative scale where the patient’s condition is assessed by an evaluating investigator based on a judgment of the level of improvement, if any, with level one representing a worse outcome and level five representing a very much improved outcome. Results were based on the median score of three separate, independent blinded evaluators using both scoring systems.

Both LRS and GAIS ratings throughout the course of the study showed similar findings, with RADIESSE® demonstrating statistically superior (p<0.0001) improvement to Cosmoplast on every measure of effectiveness at both three months and six months following treatment. In 82% of patients, the RADIESSE®-treated fold showed improvement at six months. In contrast, for Cosmoplast, 27% of folds were improved at six months. Another important metric measured in this study was the comparative average injected volume needed to achieve optimal results. RADIESSE® achieved the optimal result with an average total injected volume of 1.22cc, while Cosmoplast required an average of 2.35cc of material (p<0.0001). RADIESSE® had no occurrence of serious adverse events in the study. There were no reports of delayed adverse events due to either RADIESSE® or Cosmoplast treatment. Side effects with both products included pain on injection and other transient effects including redness, swelling, bruising and itching, all of which resolved without intervention, most within days or weeks following treatment. The overall safety profile of RADIESSE® was comparable to Cosmoplast, the collagen control.

As part of the PMA approval for RADIESSE® in facial fold and wrinkles, the FDA has required us to complete a post-approval study to assess the safety of RADIESSE® in nasolabial folds in persons of color and to complete a three-year open-label follow-up of patients in the United States pivotal nasolabial fold study. For dermal fillers, the FDA has commonly requested a post-approval study in persons of color, since persons of color may be more prone to skin discoloration or scar formation following injury to the skin or treatments involving the skin. We have completed and submitted to the FDA the results of these two post-approval studies for RADIESSE® dermal filler. In the three-year study in nasolabial folds, more than 30% of treated nasolabial folds were rated by the treating investigator as improved in patients who were two to three years from their last injection. No long-term product related adverse events or delayed-onset adverse events were reported in the study. In the persons of color study, observed adverse events were typical of dermal fillers such as redness, swelling, and bruising, and the study found that RADIESSE® dermal filler is safe for use in persons of color. These studies were conducted pursuant to the requirements of the FDA associated with the approval for RADIESSE® dermal filler for facial folds and wrinkles.

HIV-Lipoatrophy Clinical Trial

We initiated a trial in 2004 to measure the safety and effectiveness of RADIESSE® in treating HIV-associated lipoatrophy, commonly known as facial wasting. RADIESSE® met or exceeded all of the primary and secondary endpoints. The PMA application for the facial lipoatrophy trial was submitted to the FDA in September 2005 and was approved in December 2006.

The trial was a multi-center, prospective, open-label 100 patient study. The primary endpoint was defined as 50% or more patients demonstrating improvement at three months post-treatment based on a GAIS score assessment. The secondary endpoints included an additional GAIS assessment at six months post-treatment and a cheek skin thickness measurement at three and six months. We continued to follow the patients at 12 months, 18 months and 30 months from initial treatment.

The data collected from the trial demonstrated an improvement on the GAIS evaluation in 100% of patients treated at every time point through 12 months. Cheek thickness measurements taken at three, six and 12 months demonstrated an increase in average cheek thickness compared to baseline at each point in time. RADIESSE® had no occurrence of product related serious adverse events. Adverse events included pain and other transient effects including redness, swelling, bruising and itching, all of which resolved without intervention, most within days or weeks following treatment.

For the PMA approval for RADIESSE® for facial lipoatrophy in HIV patients, the FDA has required us to provide 18-month follow-up data on the patients already enrolled, and this data has been submitted to FDA pursuant to this request. At the 18-month evaluation, 91% of patients were improved with no long-term adverse events related to RADIESSE® treatment reported. No treatment was provided to the patients between the six and 18-month visits, thus the 18-month results demonstrate durability of RADIESSE® for 12 months in a facial aesthetics application.

RADIESSE® vs. Restylane® Clinical Trial

We conducted a post-approval prospective, randomized, controlled clinical trial in Europe with 60 patients at two investigational sites. This study provided a direct comparison of RADIESSE® to the leading HA-based product currently on the market, Restylane. The trial, completed in 2006, was a split face study in which patients were treated with RADIESSE® in one nasolabial fold and Restylane in the other on a randomized basis. Pursuant to the clinical protocol, patients received treatments at baseline and three months. The treating physician was instructed to treat the fold to optimum correction in the judgment of that physician. A second treatment was provided for each fold in virtually all patients as recommended by the protocol three months following the initial treatment. This second treatment was to ensure that patients received optimal correction of their folds. Patients were followed at three, six and nine months following the second treatment. A blinded evaluator at each clinical site rated the folds on the GAIS and the Wrinkle Severity Rating Scale, or WSRS, at each time point after the second treatment. WSRS is a five point ordinal scale where a patient’s nasolabial severity is assessed by an evaluating physician. On the WSRS scale, level one represents no visible nasolabial fold and level five represents and extremely deep and long nasolabial fold. In addition, patients at both sites subjectively assessed their preference between the folds. Furthermore, at the lead enrolling site, patients were asked a supplemental series of questions related to satisfaction and retention at six and nine months following the last treatment.

The results of the GAIS evaluation showed a greater number of folds treated with RADIESSE® rated as “improved” or better at six and nine months following treatment, as compared to the number of “improved” or better Restylane folds. At nine months following second treatment, 79% of folds treated with RADIESSE® and 43% of folds treated with Restylane showed improvement as measured by the GAIS (p<0.0001). The results of the WSRS evaluation showed a greater average improvement in RADIESSE®-treated folds as compared to Restylane-treated folds at three, six and nine months. On the patient preference evaluation, at each time point more than 60% of patients preferred the RADIESSE® fold (p<0.05) to the Restylane fold. In addition, RADIESSE® required significantly less material to achieve optimal correction, with an average total injection volume of 0.88cc in contrast to Restylane which needed an average of 1.26cc (p<0.001).

The results of the supplemental 48 patient satisfaction survey indicated that 96% were “satisfied” or “extremely satisfied” with the RADIESSE® treated fold nine months following the second treatment, while 58% were “satisfied” or “extremely satisfied” with the Restylane treated fold (p<0.0001). Also, at nine months after the second treatment, when patients were asked whether they were likely to return for future treatments, 75% of patients said that they would be “likely” or “extremely likely” to return for future treatments with RADIESSE® versus 25% for Restylane (p<0.0001).

This study was conducted as a post-approval comparison of two leading fillers, and was not intended to support regulatory approval. This study has been published in the Journal of Dermatologic Surgery.

RADIESSE® vs. Juvederm™ 24, Juvederm 24HV and Perlane® Clinical Trial

We are conducting a prospective, randomized, controlled clinical trial in Europe with 205 patients at five investigational sites. The trial has been designed to measure the results achieved by several products on a comparative basis for up to 20 months after the completion of two treatments, at baseline and at four months in order to achieve optimal correction. This trial randomized patients to receive treatment with one of four products, RADIESSE®, Perlane, Juvederm 24, not available in the United States, and Juvederm 24HV, known as Juvederm Ultra in the United States. Each patient received treatment with one product in both nasolabial folds in order to avoid asymmetry concerns inherent in split-face studies and to permit longer follow-up than in most nasolabial fold trials, as follows: 70 patients were treated with RADIESSE®, 69 patients were treated with Perlane, 33 patients were treated with Juvederm 24 and 33 patients were treated with Juvederm 24HV. Patient satisfaction was evaluated at the lead enrolling site, which treated 121 patients, and improvement on the GAIS and the WSRS was evaluated in all patients.

The percent of patients improved in the RADIESSE®-treated group was found to be statistically greater at four and eight months after the last injection as compared to all other products in the study (p<0.0001) and at 12 months after the last injection against Perlane (p<0.05) and Juvederm 24 (p<0.0001), but not significant as compared to Juvederm 24HV. On the WSRS evaluation, three of the treatment groups, RADIESSE®, Perlane and Juvederm 24HV, showed improvement in WSRS scores but the differences were generally not statistically significant. Substantially less RADIESSE® than the HA fillers was injected to achieve optimal correction in this study. Average total volume of RADIESSE® injected in two treatment sessions was 2.21cc, compared to 2.89cc of Perlane (p<0.0001), 2.94cc of Juvederm 24HV (p<0.005) and 4.78cc of Juvederm 24 (p<0.0001).

For the 119 patients evaluated at 12 months after the last injection at the lead enrolling site, which also administered the patient satisfaction evaluation, results showed that 90% of RADIESSE® treated patients rated their satisfaction as “satisfied” or “extremely satisfied” compared to 48% with Perlane (p<0.001) and less than 10% for each Juvederm group (p<0.001). When asked whether they would be likely to return for future treatments, 93% of patients said that they were “likely” or “extremely likely” to return for future treatments with RADIESSE® versus 38% for Perlane (p<0.001) and less than 10% for each Juvederm group (p<0.001). A similar patient satisfaction response pattern was reported at each evaluation time point.

This study was conducted as a post-approval comparison of several leading fillers, and was not intended to support regulatory approval. The initial results of this study, through the 12-month follow-up after the second treatment, have been published in The Journal of Dermatologic Surgery.

Peer Reviewed Publications

There are currently more than 45 articles that have been peer-reviewed (reviewed and accepted by medical specialists) and published in medical journals regarding the use of RADIESSE® in aesthetics covering more than 2,500 patient treatments in a variety of clinical applications. These publications describe broad use of RADIESSE® in nasolabial folds, marionette lines, cheek augmentation, facial contouring, HIV-lipoatrophy, glabellar lines in conjunction with Botox, posterior mandible augmentation, nipple reconstruction and nasal valve collapse. In addition, there are ten peer-reviewed journal articles published regarding use of RADIESSE® Voice and RADIESSE® Voice Gel with greater than 150 patient treatments.

Sales and Marketing

We market RADIESSE® to dermatologists, plastic surgeons, facial plastic surgeons, and other physicians performing cosmetic procedures through a direct sales and marketing organization in the United States. As of June 30, 2008, we had a U.S. and European sales force of over 100 direct sales representatives. This reflects a recent expansion of our sales force that we implemented during our first fiscal quarter of 2008, when we added over 30 direct sales representatives, reduced the size of our U.S. and certain European sales territories and added new sales territories in other parts of Europe. Our European sales and marketing organization is managed by a team located in the Netherlands. Worldwide, we have a network of third party distributors in more than 30 countries.

We believe that physicians, our target customers and their office staff are the primary sources of information and advice in a patient’s choice of treatment. As such, we concentrate our marketing efforts on the physician’s office. We devote significant resources to training and educating physicians in the use and benefits of our products. We provide significant marketing support to physicians offering RADIESSE® to assist with patient awareness and education. We also promote our products through medical society meetings attended by dermatologists, plastic surgeons and facial plastic surgeons.

In addition, our relationships with physician thought leaders in medical aesthetics are a very important component of our product development and selling efforts. These relationships are established in several ways. Some of these leading physicians serve on our clinical advisory board, others serve as members of the RADIESSE® Medical Education Faculty, some have served as investigators in our clinical trials of RADIESSE® or products under development, and others have assisted us in research or other collaborations. We consider close relationships with the leadership of the core medical specialties that perform aesthetics procedure to be important to our future. We will continue to seek support and collaboration from highly regarded physicians to perform important research and accelerate market awareness and adoption of our products.

Competition

We compete primarily in the facial aesthetics market, which is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. We compete against other medical technology and pharmaceutical companies who market dermal fillers and other injectable aesthetics products. There are also potential future competitive products in development incorporating calcium based materials such as CaHA in formulations that may be designed to circumvent our patents. We also compete with companies that offer different treatments for facial wrinkles, including topical cosmeceuticals and creams, chemical peels, laser skin treatments and microdermabrasion.

We believe the principal competitive factors in the facial aesthetics market include product dependent factors such as:

•	general safety and effectiveness of treatment;

•	duration of treatment effect;

•	scope of FDA-approved uses;

•	cost of the product to the physician;

•	cost of the treatment to the patient versus alternative treatments;

•	side effects that are commonly associated with the treatment;

•	time and discomfort associated with the procedure and post-procedure recovery;

•	ease of treatment administration; and

•	product recognition and reputation with both practitioners and patients.

We believe that RADIESSE® competes favorably with most competitive products on the combination of factors shown above. However, there are several dermal filler products currently marketed, under development or in the regulatory process for marketing approval, including in some cases products that may incorporate calcium-based materials such as CaHA. Dermal filler products in development or available in some markets may claim to offer one or more benefits that could be perceived as advantages over RADIESSE® on the factors listed above. Each of our products competes and each of our currently contemplated products will compete for a share of the market with numerous products that are well established and widely recommended or prescribed. Additionally, our industry is characterized by significant and aggressive pricing pressures. For example, competitors’ pricing campaigns, and our own pricing campaigns, have led to fluctuation in our quarterly financial performance. The future success of our products and products under development, as well as our financial performance, could be harmed by competing new product introductions, technological advances, promotional activities and pricing actions by one or more of our competitors.

In addition, our ability to compete depends upon several other factors related to our company, including:

•	our reputation with our physician customers and patients;

•	our relationships with leading physicians in the medical aesthetics specialties;

•	financial resources;

•	the effectiveness of our sales force;

•	the extent and success of our marketing efforts;

•	our portfolio of products and the ability to cross-promote products;

•	research and development expertise;

•	clinical and regulatory expertise;

•	our manufacturing capabilities and cost of goods; and

•	intellectual property protection.

We compete primarily with other companies that market dermal fillers and other aesthetics treatments. Many of our competitors are large, well-established medical device, pharmaceutical, chemical, cosmetic or healthcare companies with considerably greater financial, marketing, sales and technical resources than those available to us. Domestically, these large, well-established, competitors include Medicis and Allergan. Internationally, Q-Med, a Swedish company is a market leader. Allergan also markets its products directly in Europe. Johnson & Johnson markets a competitive product internationally and, more recently, in the United States. We may face future significant competition in our markets from these and other large, established companies, as well as from emerging companies, like Artes Medical, many of which have dermal filler products currently available, under development or in the regulatory approval pipeline.

Financial resources and a well-established presence in the facial aesthetics market play a significant role in the success of a product. Some competitors spend far more on certain types of advertising than we do or expect to do in the foreseeable future. Such advertising includes direct to consumer national television campaigns as well as co-promotion with other, well established, products including, for example, Allergan, which markets its Juvederm dermal filler products along with its Botox product. Physician office and consumer awareness of well-established companies and products may allow competitors to introduce newly-approved products rapidly into the market. Future competitors may implement such advertising and co-promotion efforts with the launch of new products.

Competition among providers of medical devices and other treatments for the aesthetics market is characterized by extensive research efforts and rapid technological progress. While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to prevent new entrants or existing competitors from developing products that would compete directly with ours.

Manufacturing

Our manufacturing involves the use of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. We perform certain value-added and proprietary manufacturing processes at our facilities in Wisconsin. In addition, we outsource the manufacturing of certain components that are produced to our specifications and shipped to our facility for final assembly or inspection, testing and certification. Finished product is stored at and distributed primarily from our Wisconsin facilities. We believe our Wisconsin facilities will be capable of supporting our manufacturing, distribution and product development requirements for the foreseeable future.

We have arrangements with our suppliers that allow us to adjust the delivery quantities of components, subassemblies and finished products, as well as delivery schedules, to match our changing requirements. The forecasts we use are based on historical trends, current utilization patterns and sales forecasts of future demand. Lead times for components, subassemblies and finished products may vary significantly depending on the size of the order, specific supplier requirements and current market demand for the components and subassemblies. Most of our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, the components used in our products.

The 25-45 micron CaHA particles used in RADIESSE® and the 75-125 micron CaHA particles used in COAPTITE® are each produced for us according to our specifications. We currently have single suppliers for each particle size. We have a contract with Tulsa Dental Specialties for the manufacture of small CaHA particles for use in soft tissue applications including stress urinary incontinence, vesicouretal reflux, plastic and reconstructive surgery, vocal fold insufficiency, tissue marking, fecal incontinence, gastroesophageal reflux disease and various hard tissue applications. The contract runs through May 2010 and then automatically renews for an additional two-year term, unless terminated pursuant to its terms. We also have a contract with CAM Implants for the supply of large CaHA particles for use in COAPTITE® to treat women who have stress urinary incontinence due to poorly functioning urethral sphincter muscles. The contract runs through November 2009 and automatically renews each year for a further year unless terminated pursuant to its terms. Pursuant to these contracts, our suppliers are required to supply CaHA particles in accordance with our specifications and at predetermined prices that are periodically subject to adjustment. Under these contracts, prices can be adjusted at least once per year, with such adjustment tied to changes in the Consumer Price Index. In addition, while there are no pre-determined minimum purchase requirements, under the terms of these agreements, we are required to provide our suppliers a 12-month estimate, of which the first three months is binding, of our requirements for production planning to be updated every three months. Our suppliers are required to comply with applicable FDA and other manufacturing regulations. We maintain approximately 12 months of inventory of each of these key raw materials in order to minimize any risk of disruption to our business and have specified production planning and scheduling requirements that each supplier must meet. We are also in the process of exploring manufacturing alternatives to mitigate the risk that we would not have adequate capacity for our future growth. To date, we have not experienced material delays in obtaining any of our components, subassemblies or finished products.

Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations. We conduct our manufacturing operations at our Wisconsin facility using validated equipment in a dedicated controlled clean room environment consistent with Good Manufacturing Practice, or GMP, regulations. Each of our products is terminally sterilized in an autoclave prior to release. We manufacture our products in a controlled environment and have implemented quality control systems as part of our manufacturing processes. The control systems materially comply with the United States FDA Quality System Regulations, or QSR. We believe we are in material compliance with the FDA QSR for medical devices, with ISO 13485 quality standards, and with applicable medical device directives promulgated by the European Union, and policy on the Canadian Medical Devices Conformity Assessment System, which facilitates entry of our products into the European Union and Canada. The FDA and E.U. Notified Body have each inspected our manufacturing facilities several times over the recent years.

Research and Development

Our research and development efforts are directed towards the development of new products and technologies that expand our existing platform of capabilities and applications. As of June 30, 2008, our research and development staff consisted of 42 employees dedicated to new product development, clinical trials design and management, regulatory communications and compliance, and development project management. We employ several engineers, scientists and technicians with experience in the biomaterials area. We also employ a team of clinical project managers capable of effectively implementing clinical trials to study the safety and effectiveness of our products. In addition, we have established a regulatory affairs team responsible for managing worldwide interactions with regulatory bodies that process medical device applications. Our product development activities occur at both our Wisconsin and California facilities. Our research and development staff is focused on the development of new soft tissue augmentation products, improving the delivery systems for our products, and developing future medical aesthetics products based upon in-licensed technologies.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights.

We currently hold nine issued U.S. patents and have 14 pending U.S. patent applications. We also have 70 issued foreign patents and multiple foreign patent applications pending in 12 countries as well as three patent conventions, the World Intellectual Property Organization with 137 contracting states, the European Patent Organization with 34 member states and the Eurasian Patent Organization with nine member states. Our patents to our RADIESSE® and COAPTITE® technology relate to soft tissue augmentation material, carrier, methods, processes, storage and delivery devices. Our patents covering the core technologies used in RADIESSE® and COAPTITE® expire in the United States beginning in 2012, and internationally beginning in 2013, with the last to expire U.S. patent expiring in 2020.

All employees and technical consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require all of our employees and our consultants who develop proprietary work product for us to agree to disclose and assign to us all inventions conceived in connection with the relationship. We cannot provide any assurance that employees and consultants will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of RADIESSE® or other products or obtain and use information that we regard as proprietary.

Our patent applications may not result in issued patents, and we cannot assure you that any patents that have issued or might issue will protect our intellectual property rights. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Additionally, we own material trademarks, trade names or logos that we use in conjunction with the sale of our products. We currently have registered trademarks for RADIESSE® and COAPTITE® among others, and are in the process of registering certain other of our trademarks with the United States Patent and Trademark Office including, but not limited to, BioForm Medical™ and the BioForm Medical logo and RELAXED EXPRESSIONS™. We continue to invest in internal research and development of concepts within our current markets and within other potential future markets. We intend to continue to build our patent portfolio in areas of company interest.

Acquired and In-Licensed Rights

Bristol-Myers Squibb Agreement.    In December 1999, Ultraform Medical, which later became BioForm Medical, entered into an Asset Purchase and Sale Agreement with E.R. Squibb & Sons, a subsidiary of Bristol-Myers Squibb, or Squibb, to purchase substantially all of the assets, intellectual property and licenses collectively comprising its urethral sphincter augmentation project, COAPTITE®, and related technology regarding tissue augmentation, CaHA technology platform. As an asset acquisition, we own the underlying technology, and Squibb could not reclaim it if, for example, there was a breach under the agreement. In connection with the acquisition of the platform CaHA technology from Squibb, we agreed to pay certain milestones and a percentage of sales on products sold by BioForm. All milestone payments have been paid in full to Squibb. The percentage of sales paid varies depending on certain indications for all sales incorporating the CaHA technology. The obligation to pay a percentage of sales under this agreement will expire in 2020 with the expiration of the last patent acquired under the agreement, or, if earlier, upon the achievement of a predetermined maximum aggregate amount of percentage of sales paid, which we believe will be immaterial to our operations.

Artes Medical Settlement Agreement.    In October 2005, we entered into a settlement and license agreement with Artes Medical, and Dr. Martin Lemperle, pursuant to which all outstanding disputes and litigation matters among the parties were settled. Under the agreement, Artes Medical granted to us an exclusive, world-wide, license under certain of their patents to make and sell implant products containing CaHA particles, and a non-exclusive, world-wide, license under the same patents to make and sell certain other non-polymeric implant products, and we paid them a technology access fee of $2.0 million. CaHA particles are used in our RADIESSE® products (other than RADIESSE® Voice Gel), COAPTITE®, and are used in certain dermal filler products that we currently have in development. Pursuant to a September 2007 agreement, Artes Medical released its right to royalty payments due in the future under the terms of our prior license agreement and we obtained a fully paid-up license in exchange for payments totaling $5.5 million in fiscal 2008. Under the agreement, Artes Medical has the right to enforce its patents in the event of third party infringement, and we have the option to enforce its patents outside the United States if it does not. The settlement and license agreement remains in effect so long as any of the patents licensed under the agreement continues to have at least one valid and enforceable claim that has not expired, lapsed or been disclaimed or permanently abandoned. Artes Medical may not terminate the license grants under the agreement.

Kreussler Agreement.    In May 2007, we entered into a licensing and distribution agreement with Kreussler, the manufacturer of Aethoxysklerol® sclerosing agent (Polidocanol). According to the terms of this agreement, Kreussler is responsible for conducting the clinical trial and regulatory filings for approval of Polidocanol by the FDA, and will own resulting regulatory approvals, if any. If required by the FDA as a condition to such approval, we will conduct a post-marketing study. Assuming approval is received, we will be the exclusive distributor of the product in the United States, responsible for all sales, marketing, and post-market compliance activities. We will be obligated to market each product within six months of receipt of all corresponding regulatory approvals. Under the agreement, we will exclusively purchase Polidocanol from Kreussler and have agreed to restrictions with respect to selling competing products during the term of the agreement. In addition, the agreement provides for minimum amounts that we must purchase in each 12-month period. Our minimum purchase obligations begin following U.S. commercial launch at approximately $0.9 million for the first year and increasing incrementally through the fourth year to approximately $3.7 million, after which minimum purchase obligations will be determined yearly by agreement of the parties. Our failure to meet this obligation may provide Kreussler the right to terminate the agreement, subject to our ability to cure. Pursuant to the agreement, we became obligated to pay Kreussler a total of $1.7 million in fiscal 2008, and, contingent upon the completion of milestones provided for under the agreement, will be obligated to pay up to $3.2 million in additional milestone payments in the future. In addition, once we start selling Polidocanol, we will pay Kreussler for the manufacture of the product and a predetermined amount based on net sales. Since no patents are licensed under this agreement, we have no contractual right of enforcement in the event of a lawsuit regarding patents underlying the product, if any. Our agreement with Kreussler will last for 12 years following the approval date for the registration of the first product, unless renewed or terminated in accordance with its terms. Either party may terminate this agreement if the other party fails to remedy a breach within a specified period of time. This agreement is for U.S. distribution of a product that is not approved for sale in the United States. We will not be able to derive any revenue from our distribution rights under this agreement until Kreussler has obtained regulatory approval from the FDA.

CryoLife Agreement.    In October 2006, we entered into a distribution and supply agreement with CryoLife, the manufacturer of BIOGLUE®, under which we obtained an exclusive license to develop in cooperation with CryoLife, and to use, distribute, market, and sell, medical aesthetic applications of BIOGLUE® in the United States, Canada and certain European countries under the tradename BIOGLUE AESTHETIC™. As consideration for the license grant, we made a $0.5 million payment to CryoLife in fiscal 2007, and, contingent upon the completion of milestones provided for under the agreement, will be obligated to pay up to $0.5 million in an additional milestone payment in the future. Under the agreement, we are required to purchase BIOGLUE AESTHETIC™ exclusively from CryoLife, to use reasonable efforts to develop and to bear the costs of a regulatory approval program, and to pay expenses in connection with marketing and selling BIOGLUE AESTHETIC™. CryoLife will apply for, prosecute and maintain the patent rights underlying BIOGLUE AESTHETIC™ and has the exclusive right to take action against infringement of its rights. For each 12-month rolling forecast, we become obligated to purchase all of the product covered by the first three-month period and at least half of the product covered by the immediately subsequent three-month period of each such forecast. Under the terms of the agreement, we are not obligated to purchase a minimum dollar value of product from CryoLife, however our failure to purchase the product orders in accordance with each rolling forecast provides CryoLife the right to terminate the agreement. Each party may terminate this agreement if either party fails to remedy a breach within a specified period of time or if we fail to meet minimum purchase obligations. Our agreement with CryoLife will last indefinitely, unless terminated in accordance with its terms. This agreement provides for the distribution of a product for indications that are not yet approved in the United States or internationally. We will not be able to derive any revenue from our distribution rights under the agreement until we have applied for and obtained required regulatory approvals from the FDA and other international regulatory agencies.

ACI Agreement.    In April 2008, we acquired substantially all of the assets of privately-held Colorado-based, Advanced Cosmetic Intervention, Inc., or ACI, as well as substantially all of the assets of JNJ Technology Holdings, LLC (not related to the Johnson & Johnson Family of Companies), the intellectual property holding company that licensed technology to ACI. We purchased the assets, including intellectual property and technology rights related to radiofrequency energy devices and assumed certain liabilities of ACI for $12 million. In addition, we are obligated to pay ACI a single digit percentage of future sales of products and a one-time payment of $7.5 million in the event of sales of the acquired product exceeds $60.0 million in any calendar year from 2011 to 2014. The percentage of sales payment rate varies depending on whether the product is covered by the acquired patent rights. The obligation to pay a percentage of sales continues until the earlier of (i) reaching a predetermined maximum aggregate royalty, or (ii) through 2029, or (if later) on a per-product basis until a product ceases to be covered by a valid claim included in the acquired patent rights. We also have an option to pay a lump sum in 2014, based on prior payments, to effect early termination of the contingent sales based consideration obligation. Under the agreement, we are required to use commercially reasonable efforts to commercialize products in the aesthetic field. As a part of the acquisition of ACI, we hired several of ACI’s employees, and retained others as consultants to maintain continuity of this program and to accelerate future product development and commercialization activities. We anticipate that significant positive revenue impact of this acquisition is not likely until we obtain clearance from the FDA for the product for aesthetic applications, anticipated to occur in calendar year 2009.

Government Regulation

Our products are medical devices, subject to extensive and rigorous regulation by the FDA, as well as other Federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market our products in the United States under pre-market approval, or PMA, clearances for certain indications and under pre-market notification, or 510(k), clearances for certain other indications.

RADIESSE® has been cleared or approved by the FDA for five indications, as follows:

•	moderate to severe facial folds and wrinkles, including nasolabial folds (December 2006);

•	HIV-related facial fat loss, or lipoatrophy (December 2006);

•	oral and maxillofacial defects (June 2003);

•	vocal fold augmentation (January 2002); and

•	radiographic tissue marking (October 2001).

COAPTITE® is currently cleared or approved by the FDA for four indications:

•	soft tissue augmentation in the treatment of female stress urinary incontinence (November 2005);

•	oral and maxillofacial defects (June 2003);

•	vocal fold augmentation (January 2002); and

•	radiographic tissue marking (October 2001).

RELAXED EXPRESSIONS™ is currently cleared by the FDA for one indication:

•	creating radiofrequency (RF) heat lesions in nerve tissue (June 2007 and August 2008);

If we seek to market new products or to market new indications for our existing products, we will be required to file for and obtain either 510(k) clearance or PMA approval. Our licensed sclerosing product, Polidocanol, is currently in a clinical trial to support a U.S. marketing approval. Polidocanol is classified as a drug by the FDA. Requirements pertaining to the regulation of drugs are discussed below.

The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical devices distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	pre-marketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths or serious injuries and repair or recall of products.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or PMA approvals that have already been granted; and

•	criminal prosecution.

The FDA’s Pre-market Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or a PMA approval from the FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring PMA approval. RADIESSE® and COAPTITE® are both Class III devices for their current primary marketed indications, but also are considered Class II devices for other indications. BIOGLUE AESTHETIC™ is a Class III medical device. RELAXED EXPRESSIONS™ is a Class II medical device.

Pre-market Approval Pathway

A PMA application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) pre-market notification process. A PMA application must be supported by extensive data, including but not limited to technical information, preclinical data, clinical trials, manufacturing information and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices which have a new intended use or use advanced technology, are Class III devices that almost always require formal clinical studies. The PMA application, which is intended to demonstrate safety and efficacy, must contain data from clinical trials and a full description of the device and its components, the methods, facilities and controls used for manufacturing, and the proposed labeling. If the FDA determines that a PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The Federal Food, Drug, and Cosmetic Act permits a modular review approach, whereby applicants are allowed to submit discrete sections of the PMA for review after each is completed.

The FDA has 180 days to review a PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a pre-market notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. By regulation, the FDA is required to clear or deny a 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III.

Clinical Trials

Clinical trials are almost always required to support PMA approval and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with the FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients’ informed consent that complies with both the FDA requirements and state and Federal privacy regulations. Failure to meet these standards can result in the clinical data not being accepted by the FDA.

In June 2007, pursuant to an IDE, we began to enroll patients in a feasibility study to evaluate the safety and effectiveness of BIOGLUE AESTHETIC™ for use in a method for tissue fixation in patients undergoing browplasty, or forehead lift, procedures. A feasibility study involves a limited number of patients and is the first opportunity to evaluate device performance in humans under clinical conditions. It is used to gather information on treatment methods of using a new device, clinical measures to be used in a pivotal study, and evaluate features that may be modified to optimize use of the device. Enrollment in our feasibility trial is complete. If the study results are favorable, we will be required to conduct a larger, pivotal, study to demonstrate the device’s safety and effectiveness. A pivotal study usually involves a larger population at multiple locations and is designed to provide objective evidence of effectiveness based on significant clinical outcomes. If our pivotal trial is also successful, all the study data will form the clinical basis of our PMA application for FDA approval of BIOGLUE AESTHETIC™ for browplasty fixation.

We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain PMA approval of the product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

the FDA’s QSR requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•

labeling regulations and the FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits during promotion of the product;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•

medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death, serious injury, or other significant medical device adverse event or malfunctioned in a way that would likely cause or contribute to a death, serious injury, or other significant medical device adverse event if the malfunction were to recur;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations.

After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to review changes that it makes and determine whether they are of a type that would require a new 510(k) or PMA filing. This determination must be documented by us. While we make this determination initially, the FDA can review any such decision and can disagree with a manufacturer’s determination. The FDA may also make this determination on its own initiative.

The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death, serious injury, or other significant medical device adverse event or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to a death, serious injury, or other significant medical device adverse event. We have filed MDR reports to the FDA over the last several years.

We have registered with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers.

Promotion and Advertising Restrictions

We may promote and advertise our products only for particular indications for which they are approved or cleared by the FDA. However, physicians may prescribe our products for uses that are not described in their FDA-approved or cleared labeling and for uses that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for some patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, strictly prohibit a manufacturer’s communications regarding off-label uses. Companies cannot actively promote FDA-approved devices for off-label uses. If the FDA believes we are promoting our products for off-label uses, we could be subject to negative publicity, warning letters, fines, civil and criminal penalties, injunctions and product seizures. For example, we may promote and advertise RADIESSE® only for particular aesthetics indications, including the correction of moderate to severe folds and wrinkles, such as nasolabial folds, and for the restoration and correction of the signs of facial fat loss (lipoatrophy) in people with human immunodeficiency virus, or HIV.

Drug Regulation

Polidocanol, our sclerosing product which is under development for U.S. sale, is classified as a drug by the FDA. Regulation of a drug in the United States is similar to that of a medical device, but there are important differences. An NDA must be submitted to and approved by the FDA before we can market Polidocanol. If a company wants to conduct clinical trials in the United States to test a new drug in humans, an investigational new drug application, or IND, must be prepared and submitted with the FDA. The IND becomes effective if not rejected or put on clinical hold by the FDA within 30 days of filing the application. In addition, an Institutional Review Board must review and approve the trial protocol and monitor the trial on an ongoing basis. The FDA may, at any time during the 30-day review period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. The IND application process can result in substantial delay and expense.

Clinical trials typically are conducted in three sequential phases, Phases I, II and III, with trials also potentially conducted after marketing approval. These phases may be compressed, may overlap or may be omitted in some circumstances.

Phase I clinical trials.    After an IND becomes effective, Phase I human clinical trials can begin. These trials evaluate a drug’s safety profile and the range of safe dosages that can be administered to healthy volunteers or patients, including the maximum tolerated dose that can be given to a trial subject. Phase I trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and duration of its action.

Phase II clinical trials.    Phase II clinical trials are generally designed to establish the optimal dose, to evaluate the potential effectiveness of the drug in patients who have the target disease or condition and to further ascertain the safety of the drug at the dosage given in a larger patient population.

Phase III clinical trials.    In Phase III clinical trials, the drug is usually tested in a controlled, randomized trial comparing the investigational new drug to a control (which may be an approved form of therapy) in an expanded and well-defined patient population and at multiple clinical sites. The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the investigational new drug regime as compared to control in defined patient populations with a given disease and stage of illness.

After completion of clinical trials, if there is substantial evidence that the drug is both safe and effective, an NDA is prepared and submitted for the FDA to review. The NDA must contain all of the essential information on the drug gathered to that date, including data from preclinical studies and clinical trials, and the content and format of an NDA must conform with all FDA regulations and guidelines. Accordingly, the preparation and submission of an NDA is an expensive and major undertaking for a company.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting an NDA for filing. In such an event, the NDA must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. By law, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved and the scope of any approval. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA’s evaluation of the NDA submission or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

Export Controls

United States laws prohibit U.S. companies from engaging in commercial, financial or trade transactions with specified countries, individuals and organizations. U.S. laws also prohibit the export or re-export to specified countries of nearly all goods manufactured in the United States, whether those transfers are made by a U.S. company, its subsidiaries, or completely independent non-U.S. entities. If we, or our wholly owned subsidiaries, are not in compliance with these government regulations, we may be subject to monetary fines and other sanctions, which may result in adverse business consequences, such as harm to our reputation and financial condition. Civil penalties for certain violations may be imposed by the U.S. Government on a strict liability basis. Therefore, a company or person may be subject to penalties even if it did not know that it had violated the law.

We have learned that a distributor of RADIESSE® in the United Arab Emirates shipped our product to physicians in Syria, a prohibited country. We have also learned that our European subsidiary, which manages this distributor, was aware that some shipments may go to Syria, but was not aware that shipments to Syria without a specific export license violated U.S. law. Upon learning of this situation, we informed the distributor to cease all shipments to Syria and filed a voluntary self disclosure of this situation with the U.S. Department of Commerce. Persons who violate U.S. export control laws may be subject to monetary fines and other sanctions, including possible criminal penalties. We do not expect the fines or penalties imposed on us, if any, to be material, but we cannot assure you that the actual amount of the fines or penalties, if any, will not have an adverse effect on our financial condition or reputation.

International Regulations

We sell our products outside of the United States. International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE marking. We have the authorization to affix the CE mark to the RADIESSE® and COAPTITE® and to commercialize the devices in the European Union for facial soft tissue augmentation and female stress urinary incontinence, respectively.

Facilities

Our principal plant and equipment are located in Wisconsin. We own our primary manufacturing facility which is responsible for the production of RADIESSE®, COAPTITE®, RADIESSE® Voice, and the RADIESSE® Voice Gel products. This facility is an approximately 20,000 square foot space, which includes an approximately 3,500 square foot clean room that is ISO and GMP certified. We also lease additional space in facilities near our primary manufacturing facility in Wisconsin. In our Wisconsin facilities, we have manufacturing, quality, regulatory affairs, customer service, finance and research and development personnel. Our headquarters is in a leased facility in California where we have our executive, clinical, finance and sales and marketing operations. We lease space in Colorado for sales and marketing and development personnel as well as in the Netherlands, from which we manage our European and other international operations. Other than our owned primary manufacturing facility, the additional facilities are not material to our operations.

Risks Associated with Our Business

Our business is subject to numerous risks, as discussed more fully in the section entitled “Risk Factors” immediately following this summary including:

•	our limited operating history and history of net losses, which may potentially result in unpredictable fluctuations in our operating results;

•	our reliance on RADIESSE® our primary product, for revenues for the next several years;

•	the competitive nature of the medical aesthetics business generally, and the dermal filler market specifically, and many of our competitors’ greater resources; and

•

uncertainties surrounding legal and regulatory approvals for additional indications of RADIESSE®, as well as for our proposed future products, Polidocanol, BIOGLUE AESTHETIC™ and RELAXED EXPRESSIONS™, as well as the expenses that will be incurred in seeking such approvals.

Our failure to adequately manage these, and other risks, may significantly harm our business.

Employees

At June 30, 2008, we had over 340 employees, including a sales force of over 100 in the United States and Europe. None of our U.S.-based employees are represented by unions. We believe that we maintain good relations with our employees.

Available Information

We maintain a website located at http://www.bioform.com.

Item 1A.	Risk Factors

We have a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have incurred net losses of $29.5 million, $13.6 million and $11.4 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and, as of June 30, 2008, we had an accumulated deficit of approximately $77.0 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of RADIESSE® and our other products. We expect to continue operating at a net loss at least during fiscal year 2009 and may continue do so in the future.

If we are unable to grow revenue from existing products and launch new products while incurring current levels of operating expenses, the timing of, or our ability to achieve, profitability would be adversely affected. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock and require us to seek additional funding, if such funding is then available to us on terms acceptable to us or at all.

We have a limited operating history, and we expect our financial condition and operating results to fluctuate on a quarterly and annual basis in potentially unpredictable ways.

We were incorporated in 1999 and commenced operations in 2000. From 2001 to 2003, we received certain U.S. and international regulatory approvals for, and engaged in commercial sales of, RADIESSE® and COAPTITE®. We obtained FDA pre-market approval, or PMA, for our key commercial application of RADIESSE®, the correction of moderate to severe facial wrinkles and folds, in December 2006. Accordingly, we have a limited history of operations upon which you can evaluate our business. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors relating to our business that may contribute to quarterly and annual fluctuations include the following factors:

•	the rate of market adoption of RADIESSE® and other future products that we may offer;

•	the success of products competitive with RADIESSE® that are now available or that may become commercially available in the future;

•	the timing of regulatory clearances or approvals and success of the introduction of new products;

•	the effectiveness of promotional and marketing campaigns by us or our competitors;

•	seasonal variations in demand;

•	the overall strength of the minimally-invasive aesthetics market, generally, and the strength of the dermal filler market, specifically;

•	changes in general economic conditions and the related impact on discretionary spending on elective procedures; and

•	the performance of our independent distributors, partners and suppliers.

The recent U.S. economic slowdown has led to lower consumer spending that may be responsible for a decline in demand for certain cosmetic procedures and, consequently, the decline in some aesthetic product makers’ results of operations, including our own. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods, or guidance regarding expectations of future results, should not be relied upon as an indication of our future operating performance.

If the recent slowdown in demand for medical aesthetic procedures in general, or RADIESSE® procedures in particular, lasts longer than anticipated, our future operating performance will be adversely impacted.

The success of our business depends on consumer demand for medical aesthetic procedures, which is highly sensitive to macroeconomic conditions. The recent economic slowdown, particularly in the U.S. market which represents more than 80% of our revenue, has led to lower consumer discretionary spending and a decline in dermal filler procedures in recent quarters. The turmoil in financial markets, declining consumer confidence, negative wealth effects of declines in housing values and the stock market, and other factors could further weaken medical aesthetics procedure demand. The macroeconomic weakness and current financial market uncertainty may last longer than we anticipate, or have a greater adverse effect on our revenues and operating results than we anticipate.

While we believe that the recent slowdown in demand for RADIESSE® is the result of lower demand for cosmetic procedures generally, the decline could also reflect a weakening of our competitive position or physician or patient preference for other products. If the declining revenue growth is due to competitive factors rather than overall demand for cosmetic procedures, then we may not see the increase in revenue that we would otherwise expect with a recovery in the U.S. economy and consumer demand for aesthetic procedures.

If RADIESSE® and our other products fail to compete effectively and gain greater market adoption, our business will suffer.

RADIESSE® currently is our primary product, and we expect it to remain so for the next several years. RADIESSE® competes against products that are more established and accepted within our target markets.

Our largest direct competitors in the key U.S. market include Allergan and Medicis, and there are many other companies that compete directly or indirectly with us or that are likely to compete with us in the near future, both in the United States and internationally. Many of these competitors have significantly greater financial resources, reputation and experience in the aesthetics market than we do, as well as broader aesthetic product offerings. Competing effectively will require us to distinguish our company and RADIESSE® from our competitors and their products, which will be dependent on factors such as:

•	the safety, effectiveness and ease of use of RADIESSE® and duration of cosmetic benefit;

•	patient and physician satisfaction with RADIESSE® compared to other injectable aesthetic products and alternative treatments;

•	the cost of RADIESSE® to our physician customers relative to alternative products and the price that those physicians, in turn, charge for the corresponding procedure;

•	the effectiveness of our sales and marketing efforts;

•	our ability to obtain additional regulatory approvals and promote RADIESSE®;

•	our ability to co-promote our filler along with complementary products that we may seek to introduce;

•	our ability to establish a strong and widely-recognized reputation for RADIESSE® and our company as a whole;

•	our ability to offer a broader portfolio of aesthetic products;

•	the results and publication in prominent journals of clinical studies that may be conducted by us or our competitors comparing RADIESSE® with competing products;

•	intellectual property protection; and

•	the overall size and rate of growth of the dermal filler market.

Our other current products are, and contemplated future products, including RADIESSE® with Lidocaine, Polidocanol, RELAXED EXPRESSIONS™ and BIOGLUE AESTHETIC™, will be, subject to similar competitive risks as RADIESSE®. If we are unable to effectively distinguish RADIESSE®, or any of our other current or future products, from those of our competitors, we are unlikely to gain significant market share and our prospects for growth would be harmed. Moreover, if we are unable to offer a broader set of aesthetic products, we will likely be unable to gain significant additional share of the aesthetics market.

Our largest competitors enjoy sales and marketing advantages that could make it difficult for us to compete effectively and which could result in our future performance not meeting our expectations.

Even if we are able to demonstrate to a potential user that our product is superior to alternatives offered by competitors, we may not be able to convert the potential user to our product. Our largest competitors enjoy sales and marketing advantages that could influence patients and physicians to choose their products over ours, regardless of relative safety and effectiveness of the products. For example, our largest competitors have implemented expensive national direct-to-consumer marketing campaigns to promote their dermal filler products. These campaigns may lead consumers to develop a strong brand preference for an alternate product even before their initial visit with a physician.

Competitors have also influenced physician practice through aggressive promotional campaigns that offer significant discounts to physicians who choose their products over competing products. Some competitors also have the ability to influence a physician’s practice by co-promoting, or bundling, the sale of two different but related products, such as a dermal filler and a botulinum toxin. Bundling of complementary products may permit these companies to enjoy efficiencies with respect to their marketing efforts, may permit unique discounting and cross-selling opportunities, and reinforce company and brand loyalty. We believe that the products we have under development, including Polidocanol, RELAXED EXPRESSIONS™ and BIOGLUE AESTHETIC™ will significantly enhance our competitive position. However, even if we are able to commercialize and co-promote new products, we may be unable to generate expected sales and our financial performance may suffer due to various other competitive factors, including pricing, patient satisfaction and customer loyalty to the products of our competitors.

List price reductions, volume discounting and bundling discounts, along with our own volume discount promotions, have in the past contributed to, and may in the future contribute to, a decline in RADIESSE® selling prices.

Competition in the aesthetics market is characterized by frequent product introductions, and products not yet available could result in significant additional competition.

Our current and future competitors will introduce new products or new formulations of existing products that will result in near-term and long-term increased competition. While there are a number of competing dermal fillers in the United States, there are many others available internationally. Some of the dermal fillers available domestically and internationally claim to have benefits that may be perceived as equivalent to or better than other leading dermal fillers, including RADIESSE®, based upon such factors as durability, cost, comfort, scope of approved marketing claims or ease of treatment. If dermal fillers are perceived to offer benefits that are equivalent to or better than RADIESSE®, demand for, and revenue derived from, RADIESSE® could be harmed. The frequent introduction of dermal fillers may create market confusion that may make it more difficult to differentiate the benefits of RADIESSE® over competing products. In addition, the entry of multiple products and new competitors may lead some of our competitors to adopt pricing strategies that could adversely impact pricing in the filler marketplace generally.

The failure of RADIESSE® to meet physicians’ or patients’ expectations could reduce demand for RADIESSE® and negatively impact our financial performance.

Most procedures performed using RADIESSE® are elective procedures, the cost of which must be borne by the patient and are not reimbursable through government or private health insurance. The decision to undergo a RADIESSE® procedure is thus driven by patient demand for an aesthetics procedure, and patients often play a central role in the selection of the dermal filler to be used.

Our future success depends upon patients having a positive experience with RADIESSE®. We believe that patients who have a positive experience with RADIESSE® may be more likely to return for additional treatments and refer new patients, which we believe would increase physician demand for RADIESSE®. However, results obtained from a RADIESSE® procedure will vary depending on the experience and technique of the treating physician, the volume of dermal filler injected, the patient’s expectations of the results that will be achieved, and the duration of the results. Patients may be dissatisfied with their RADIESSE® treatment experience if immediate or long-term results do not match their expectations, if they find the procedure too painful, or if they find that the temporary side-effects of treatment such as swelling and bruising outweigh the benefit received. Additionally, we believe that patient demand for RADIESSE® is, in many cases, influenced by price. Treatment with a single syringe of RADIESSE® may cost a patient more than treatment with a single syringe of many other dermal fillers. If a RADIESSE® treatment produces results that do not meet physicians’ and patients’ expectations, or if physicians and patients generally believe it is too expensive for the results obtained, our reputation, repeat sales, word of mouth referral opportunities and future sales could suffer.

Negative perception regarding RADIESSE®, even if unfounded, may inhibit adoption.

Gaining physician confidence and converting new accounts is important to our ability to significantly enhance our competitive position and our opportunity for significant growth in our business. There are many dermal filler products and alternate treatments from which to choose for facial aesthetic applications. Practitioners must believe that RADIESSE® presents an attractive alternative before they will recommend it to their patients. The rate of physician adoption of RADIESSE® may be adversely affected by negative perception of the product, even if such perception is unfounded. Practitioners may be influenced by the negative comments of another practitioner, which may lead them to not adopt the product.

Moreover, because we cannot control how practitioners use RADIESSE®, there is a risk that practitioners or patients could develop negative perceptions regarding RADIESSE® on the basis of treatments for which RADIESSE® is not suitable and has not received regulatory approval. For instance, there have been published reports of lumpiness associated with the use of RADIESSE® injected into the lips, a type of treatment for which RADIESSE® has not been approved. Competitors have in the past promoted their dermal filler products by criticizing RADIESSE®, and we expect that means of competition to continue into the future. If practitioners believe that RADIESSE® is unsafe, ineffective, unsatisfactory, too expensive, difficult to use or inappropriate for certain applications, they may not adopt it, which could result in our future sales not meeting our expectations.

Study results finding RADIESSE® preferable to competing products may not lead to an increase in market share.

While we have recently conducted and published clinical studies that we believe demonstrate RADIESSE®’s advantages over other leading dermal fillers, the publication and promotion of these study results may not lead to increased market share. Physicians and patients may not be persuaded by our clinical study data to demand RADIESSE® over our competitors’ products. A number of factors, including price, marketing practices and name recognition, past experience, perception and other factors may lead potential customers to choose our competitors’ products, instead. Additionally, a competitor may perform its own study that contradicts the results of our previously published studies.

A substantial part of our operating expenses are related to sales, marketing and clinical education. If we are not as successful or effective as our competitors in these activities, our revenue may be lower than expected.

Our ability to achieve significant growth in revenues depends, in large part, on our success in recruiting, training and retaining experienced and productive direct sales personnel. If our sales representatives take longer than expected to reach anticipated productivity, if they fail to compete effectively for the time and attention of physicians and office representatives, or if they fail to meet expectations, we may not achieve our revenue goals.

Our marketing organizations in the United States and Europe compete with much larger, more established and better funded marketing activities by larger competitors.

We believe that clinical confidence in the use of RADIESSE® is important in physician adoption of RADIESSE®, and we invest substantial resources in clinical education activities including a team of more than 30 in-office clinical trainers. Our efforts to train physicians may not be adequate or successful in increasing physician confidence and comfort in using RADIESSE® frequently in their practice. Even if physician confidence in RADIESSE® increases, that may not result in more orders since the decision to choose a product is dependent upon many factors beyond just clinical comfort and confidence.

Our failure to retain or effectively utilize our sales representatives, marketing and clinical education personnel, or our failure to compete effectively in physician, patient and office staff awareness of RADIESSE® could have a material adverse effect on our sales and results of operations.

We may incur significant additional sales and marketing expenses if and when we launch new products.

We believe that our ability to increase revenue on current products and successfully launch new products without incurring significant additional sales and marketing expenses is a key to our transition to profitability. While we believe that our existing sales and marketing infrastructure will allow us to increase revenue on current products and successfully launch new products, we may incur significant additional costs for sales and marketing to accomplish these goals. We base our belief regarding the adequacy of our existing sales and marketing organization on a number of assumptions, which may or may not prove to be correct. For example, we believe that, if and when approved, our Polidocanol product will be widely adopted because awareness of Polidocanol is already high in vein centers and dermatologists are performing a significant number of sclerotherapy procedures. We believe that our existing sales and marketing organization, which is accustomed to selling relatively inexpensive disposable products like RADIESSE®, will be able to effectively market and sell RELAXED EXPRESSIONS™, a more expensive capital equipment product, if and when it is approved. However, we may be incorrect about these and other assumptions we have made about the market for our new product candidates. If our assumptions are incorrect, then we may decide that our existing sales and marketing infrastructure is inadequate and incur significant additional sales and marketing expenses that would adversely affect our results of operations, and the timing of, or our ability to achieve, profitability.

To successfully market and sell RADIESSE® internationally, we must address additional risks associated with operations in foreign countries.

International sales accounted for 19% and 17% of our total revenue for fiscal 2008 and 2007, respectively. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell RADIESSE®, combined with expansion into new international markets. In several countries in Europe, we have a direct sales organization. We principally rely on third party distributors to sell our products outside of Europe. Our success internationally is subject to a number of risks, including:

•	difficulties in penetrating markets in which our competitors’ products are more established;

•

intense competition, including with products that are not available in the United States that may claim to offer benefits similar to or better than RADIESSE®, and with products that may be sold at substantially lower prices than RADIESSE®;

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

Our other current products are, and contemplated future products will be, subject to similar international risks as RADIESSE®. If we are unable to effectively manage the risks associated with international operations, we may be unable to effectively sell RADIESSE® outside of the United States, causing our revenue to be lower than expected and harming our results of operations.

We depend on single manufacturer relationships for supply of our CaHA particles. Any disruption of these relationships could affect our ability to supply product and could harm our business.

We currently depend on a single contract manufacturer, Tulsa Dental Specialties, for the small CaHA particles used in RADIESSE® and a single contract manufacturer, CAM Implants, for the larger CaHA particles used in COAPTITE®, our CaHA bulking agent for the treatment of female stress urinary incontinence. Our agreement with Tulsa Dental Specialties runs through May 2010 and then renews for an additional two-year term, unless terminated pursuant to its terms. Our agreement with CAM Implants runs through November 2009 and renews each year for a further year unless terminated pursuant to its terms. Neither agreement is terminable at will by either party. Our reliance on these manufacturers subjects us to several unpredictable risks, the occurrence of any of which could lead to a disruption of our operations, including:

•	delays in production of CaHA particles that meet our specifications or failure to meet rigorous regulatory requirements;

•	fluctuation in production quantity or quality due to changes in demand from us or their other customers;

•	the inability to meet our production needs, if demand for RADIESSE® or COAPTITE® increases significantly;

•	our CaHA manufacturers’ failure to comply with the terms of the contracts, or the termination thereof pursuant to the terms of the contracts;

•	damage to, or other interruption of, operations at a particular facility; and

•	increases to the price that we pay for the production of CaHA.

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

We depend on Boston Scientific to market and sell COAPTITE®, and if Boston Scientific is not successful or reduces its efforts to sell COAPTITE®, our revenues will be harmed.

We currently depend on Boston Scientific to sell COAPTITE®, the sales of which constituted less than 10% of our revenues for fiscal 2008 and fiscal 2007. Boston Scientific is a very large corporation. While we believe our relationship with Boston Scientific is in good standing, COAPTITE® represents an immaterial amount of

Boston Scientific’s overall revenue and Boston Scientific may in the future determine that resources currently directed to selling COAPTITE® should be redirected to higher priority projects or they may lack motivation to grow or maintain sales of COAPTITE®. If this were to occur, our expectations of future COAPTITE® revenues would be harmed.

We do not expect our recent acquisition of an RF-nerve lesion product to result in significant revenue unless we obtain an additional FDA clearance and are able to demonstrate to physicians and patients that the product is an attractive alternative to existing treatments.

In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention, or ACI and its licensor JNJ Technologies. The RELAXED EXPRESSIONS™ device is currently cleared via a 510(k) by FDA to create RF heat lesions in nerve tissue. While we believe this technology will ultimately offer patients an attractive alternative therapy to Botox for the treatment of frown lines, the product cannot be marketed for uses beyond its current 510(k) indication without specific additional 510(k) clearance. We expect to conduct clinical studies to support a FDA application and other foreign applications for clearance to begin marketing this product for the treatment of frown lines in 2009. However, these clinical studies will be expensive and time consuming and may not yield results that would lead the FDA to approve a 510(k) application for the treatment of frown lines. If we do not receive this additional FDA clearance, or if the clearance is delayed or limited in scope, our marketing efforts will be significantly limited, and expectation of future revenue from this product will be harmed.

Additionally, while we believe that there are compelling synergies between this product and our RADIESSE® dermal filler, we cannot predict how successful we will be in marketing this new product to our target customer base. Historically, we have sold RADIESSE®, a relatively inexpensive disposable device, and therefore cannot judge how successful we will be in selling the RELAXED EXPRESSIONS™ device, a relatively expensive capital equipment product. Factors such as price of the product and of the treatment, clinical trial results and journal publications, regulatory clearances, early adopter experience, the effectiveness of our sales force and our marketing efforts, physician and patient loyalty to alternative products, and competitive response will all impact our ability to successfully commercialize this product. While we anticipate that this product could have a significant revenue impact on our business once an FDA clearance for the treatment of frown lines is obtained, we may never achieve a significant positive revenue impact from this product.

If we are unable to commercialize Polidocanol, which is an investigational sclerotherapy drug that has recently completed its Phase III clinical trial, our expectation of future growth would be harmed.

An important part of our strategy includes the successful introduction to the U.S. market of Polidocanol, an injectable sclerosing drug for the treatment of varicose veins. We have acquired the exclusive U.S. distribution rights to Polidocanol from its German manufacturer, Kreussler. Although Polidocanol has been used internationally for decades, it is not currently approved for sale in the United States. We cannot sell Polidocanol in the United States before a new drug application, or NDA, is approved by the FDA. The development and regulatory approval of a new drug is subject to a number of risks and is never certain.

In order to support the NDA submission, the manufacturer of Polidocanol conducted a Phase III clinical trial for the use of Polidocanol in treating spider and reticular veins. The trial was conducted based on a design resulting from Kreussler’s communication with the FDA regarding a special protocol assessment, or SPA. Several risks still remain regarding FDA’s review of the clinical study including:

•	Kreussler has limited experience conducting clinical trials pursuant to FDA requirements and obtaining FDA approvals;

•	Kreussler, or the contract clinical research organization managing the study, may have failed to follow proper protocols or may have failed to fully and properly execute the clinical study.

•	the FDA may determine in its clinical trial inspections that the trial was not adequately performed or may raise other questions from its clinical review of the trial data;

•	the FDA may find that the clinical data does not demonstrate to its satisfaction the safety and efficacy of the product.

If the FDA requires further clinical trials prior to approval, we may be subject to a number of risks, including:

•	any future trial would be designed and conducted by Kreussler, so decisions that could affect the success of the trial would be outside of our control;

•	any future trial may fail to meet its primary or secondary endpoints for effectiveness or may otherwise not meet the rigorous statistical criteria established with the FDA; or

•	undesirable side effects or safety issues might arise that might delay or adversely effect future approval

In addition to the clinical data review, Kruessler must submit the required manufacturing documentation to complete the NDA filing. While we expect Kruessler’s manufacturing documentation submission to be complete by December 2008, activities that could affect its timing and success are outside of our control. We are anticipating FDA approval in calendar year 2009. Several risks still remain related to the submission, review and approval by the FDA of the manufacturing of Polidocanol including:

•	Delays may occur in completing validations and submitting manufacturing documentation; or

•	The FDA may require further tests or validation of the manufacturing facilities or processes; or

•	The manufacturing equipment, facilities or processes may need to be modified or revalidated and documentation resubmitted to gain approval by the FDA.

A delay in FDA approval would delay the U.S. introduction of the product and could harm our expected future operations.

FDA may require as a condition of approval further post market clinical studies, patient registries or other safety and efficacy monitoring. Such requirements may impose significant financial and resource requirements, may adversely impact the sales of Polidocanol, or may result in safety or efficacy data which create further FDA review and uncertainty.

Sales of Polidocanol, if approved by FDA, may be adversely impacted by multiple competitive products including pharmacy compounded materials available at low cost to physicians.

Even if Polidocanol receives FDA approval, our success in marketing and selling the product will be subject to a number of further risks. Despite the success of Polidocanol internationally, and its safety and efficacy profile, physicians in the United States may not choose Polidocanol over other sclerotherapy products currently available in the United States, or over the use of generic compounded Polidocanol, for a number of reasons, including price sensitivity or satisfaction with the existing products. If we are not able to achieve significant sales of Polidocanol, our expected future operating performance would be adversely affected.

We are developing BIOGLUE AESTHETIC™ for aesthetics applications, and we cannot provide assurance that we will be successful in our goal of commercializing the product candidate.

We have acquired exclusive U.S., Canadian and European distribution rights for aesthetics applications of BIOGLUE AESTHETIC™, a Class III medical device, from CryoLife. Although the FDA cleared BIOGLUE® in 2001 as an adjunct to sutures and staples for use in open surgical repair of large vessels, these clearances may not be used to promote aesthetic applications. We intend to seek FDA clearance for the use of BIOGLUE AESTHETIC™ for aesthetic applications, and hope to obtain such clearance by 2011, but we are at an early stage in our development efforts. We have completed a 30-patient feasibility study to evaluate the safety and effectiveness of BIOGLUE AESTHETIC™ as a method for tissue fixation in patients undergoing browplasty. We are in the process of designing a pivotal clinical study to support FDA approval. Even though we believe the results of our feasibility study generated encouraging data, a positive pivotal study may not produce safety or effectiveness data that would be adequate to support FDA approval.

Even if we are able to obtain FDA clearance for tissue fixation in browplasty or any other application for which we might seek approval, the commercialization effort may be difficult. The use of a surgical adhesive in aesthetics applications will be novel, and would require physicians to migrate from existing and well-accepted surgical methods. If we are not successful at any stage of our efforts, clinical, regulatory or commercial, BIOGLUE AESTHETIC™ will not develop into a meaningful component of our business.

We are developing RADIESSE® with Lidocaine and other future forms of RADIESSE® products, and we cannot provide assurance that we will be successful in our goal of commercializing the product candidate or candidates.

We are currently designing clinical trials for our RADIESSE® with Lidocaine product to support its FDA approval. We believe we may be able to begin selling this product in 2009, but the timing and receipt of FDA approval for RADIESSE® with Lidocaine is subject to risks associated with any medical device new product development initiative. Uncertainties in product development may include manufacturing, regulatory, or clinical trial risks, including the potential for adverse safety events or negative or ambiguous results. Furthermore, even if we receive FDA approval of a form of RADIESSE® with Lidocaine, there is no assurance that this product will prove commercially successful. Our other future forms of RADIESSE® or derivative products also involve significant product development risks and uncertainties and may not be successfully developed or commercially successful.

We have increased the size of our company significantly, and difficulties managing our growth could adversely affect our business, operating results and financial condition.

We have experienced rapid growth in a relatively short period of time and may experience additional growth in the future, as we continue to support RADIESSE® and bring other products to market. Our growth has placed, and will continue to place, a strain on our management team, finance department, information systems and other resources. To manage growth effectively, we must:

•	continue to enhance our operational, financial and other systems and resources;

•	maintain and improve our internal controls and procedures; and

•	expand, train and manage our employee base.

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business. In addition, our management, personnel and facilities currently in place may not be adequate to support our growth. It may be difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our results of operations would suffer. Alternatively, necessary expenditures to continue our growth could exceed our current expectations, which would affect our ability to achieve and sustain profitability.

If we are unable to hire and retain key employees, our ability to manage and expand our business will be harmed.

Our success largely depends on the skills, experience and efforts of our officers and other key employees, including Steve Basta, our Chief Executive Officer, Derek Bertocci, our Chief Financial Officer, Dennis Condon, our President and Chief Business Officer, and Adam Gridley, Senior Vice President, Corporate Development,

along with our ability to retain these employees and to hire new employees to fill significant needs as we grow our business. We may not be able to attract or retain qualified management, sales, finance and technology personnel in the future due to intense competition for hiring experienced personnel. Additionally, any of our officers and other employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our business.

Government regulations restricting the export of goods expose us to potential sanctions and penalties.

United States laws prohibit United States companies and foreign companies that sell U.S. origin items from engaging in commercial transactions with specified countries, individuals and organizations. We have learned that a distributor of RADIESSE® in the United Arab Emirates shipped our product to physicians in Syria, a prohibited country. We have also learned that our European subsidiary, which manages this distributor, was aware that some shipments might go to Syria, but was not aware that shipments to Syria without a specific export license violated U.S. law. Upon learning of this situation, we informed the distributor to cease all shipments to Syria and filed a voluntary self disclosure of this situation with the U.S. Department of Commerce. Persons who violate U.S. export control laws can be subject to monetary fines and other sanctions, including possible criminal penalties. We do not expect the fines or penalties imposed on us, if any, to be material, but we cannot assure you that the actual amount of the fines or penalties, if any, will not have an adverse effect on our financial condition or reputation.

We may acquire additional products or product candidates in the future, and any costs associated with the acquisition or any difficulty integrating operations could reduce our revenues, increase our costs and harm our operating results.

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

Product liability litigation in the medical device industry is common, and from time to time, we may receive complaints or be named in lawsuits claiming that our products failed to provide the desired outcome or were in some manner associated with an adverse outcome for the patient. These claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We maintain product liability insurance with liability coverage limits that we believe are adequate and customary for the nature of our business, and we submit these claims to our insurance carrier. However, we may not have sufficient insurance coverage for all future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

Risks Related to Regulatory Matters

If we fail to maintain necessary FDA approvals or if we fail to comply with applicable federal and state regulations, we could be subject to enforcement action and our commercial operations would be harmed.

We have obtained FDA PMA approvals and 510(k) clearances for our products for several indications. However, our approvals and clearances could be revoked if safety concerns arise. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following actions:

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

Our FDA approvals for RADIESSE® and COAPTITE® contain certain requirements for post-approval studies of the long-term safety and/or efficacy of those products. Clinical studies conducted after approval are subject to the same risks as clinical studies conducted prior to approval; for example, such studies may be delayed or halted if the product is shown not to be effective, if patients experience unacceptable side affects or if patients do not enroll in the studies at the rate we expect. In addition, the FDA may alter the parameters of the post-approval studies, including by requiring different endpoints, inclusion criteria, or study sizes, all of which may affect the cost of conducting such trials. These post-approval studies thus have the potential to reduce our revenues, increase our expenses, and render our approved products not commercially viable.

Additionally, administration of our products by healthcare professionals is subject to regulations that vary by state. For example, federal regulations allow our products to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally administer RADIESSE®. However, a state could change its regulations at any time, disallowing sales to particular types of healthcare professionals. If we sell our products to practitioners who are not permitted by state regulation to perform the treatment, we could be subject to enforcement action.

If we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We are developing additional formulations of our CaHA technology. Before a new use of or claim for a product can be marketed in the United States, it must first receive FDA approval. The marketing of a product for an indication or application that has not received approval will be viewed as “off-label promotion” and could subject us to an FDA enforcement action, including the issuance of a warning letter and adverse publicity. In addition, any modifications that we may make to RADIESSE®’s formulation or manufacturing that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use will require a new FDA approval. The FDA may require us to conduct clinical trials to support new indications or formulations, such trials may be time-consuming and expensive, and may produce results that do not result in approval of our FDA application. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. In the event that we do not obtain additional FDA approvals for future indications or uses, our ability to promote our products in the United States and to grow our revenue could be limited.

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

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The foreign regulatory approval process may include all of the risks associated with obtaining FDA clearance or approval, in addition to other risks. Complying with international regulatory requirements can be an expensive and time consuming process, and approval is not certain. The time required to obtain foreign clearances or approvals may exceed the time required for FDA clearance or approval, and requirements for such clearances or approvals may differ significantly from FDA requirements. Foreign regulatory authorities may not clear or approve our product for the same uses cleared or approved by the FDA. Although we have obtained approval to affix the CE Mark to RADIESSE® for use in the European Union, we may not be able to maintain such approval.

We may not be able to obtain permission to affix the CE Mark to new products or to modifications of RADIESSE®. In addition, we may fail to obtain any additional regulatory qualifications, clearances or approvals or to comply with additional legal obligations required by the individual member countries of the European Union or other countries in which we seek to market our products. The FDA also regulates the export of drugs and medical devices from the United States. If we are not successful in obtaining and maintaining foreign regulatory approvals or complying with United States export regulations, our business will be harmed.

Foreign regulatory agencies periodically inspect manufacturing facilities both in the United States and abroad. We may fail to pass inspections of our facilities by applicable regulatory authorities or entities both in the United States and in other countries. Delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or the failure to receive those qualifications, approvals, or to comply with other foreign regulatory requirements, could limit or prevent us from marketing our products or enhancements in international markets. Additionally, the imposition of new requirements could significantly affect our business and our product, and we might not be able to adjust to such new requirements. If we fail to comply with applicable foreign regulations, we could face substantial penalties, and our business, operations and financial condition could be adversely affected.

Risks Related to Our Intellectual Property

Intellectual property rights provide us with only limited protection against competition.

While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while we believe our CaHA-based dermal filler technology maintains a strong intellectual property position, there are companies employing competing technologies that claim to have a similar clinical effect to ours which are not CaHA-based. There are also potential future competitive products in development incorporating calcium based materials such as CaHA in formulations that may be designed to circumvent our patents. In addition, our patents covering the core technologies used in RADIESSE® and COAPTITE® expire in the United States beginning in 2012, and internationally beginning in 2013, with the last to expire U.S. patent expiring in 2020. Expired patents will not prevent competitors from legally introducing products based on this technology. As a result, we believe that we will have to continually innovate and improve our products and technologies and file new patent applications and obtain new patents relating to such innovations and technologies to maintain intellectual property protection and to compete successfully.

Patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements, security measures and other contractual restrictions, and any litigation that we initiate to protect our intellectual property may be costly, time consuming for management and may not be successful.

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

Our industry has been characterized by frequent intellectual property litigation. For example, we were involved in litigation with one of our competitors, Artes Medical, over rights to intellectual property underlying both of our companies’ lead products, which resulted in the execution of a settlement and license agreement with Artes Medical in 2005. Our competitors or other patent holders may in the future assert that RADIESSE® and the methods we employ are covered by their patents. If our products are found to infringe, we could be prevented from marketing them or have to pay substantial license fees or royalties to a third party. We may also initiate litigation against third parties to protect our own intellectual property. Companies may market products for competing purposes in a direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. The unauthorized use of our intellectual property could reduce or eliminate any competitive advantage we have, cause us to lose sales, or otherwise harm our business. Our intellectual property has not been fully tested in court. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages and prohibit us from using technologies essential to RADIESSE®, any of which would have a material adverse effect on our business, results of operations and financial condition. We do not know whether necessary licenses would be available to us at all or on satisfactory terms, or whether we could redesign RADIESSE® or processes to avoid infringement.

Risks Related to Our Common Stock and Being a Public Company

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of RADIESSE® sales;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	developments in our industry;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These and other factors may make the price of our stock volatile and subject to unexpected fluctuation.

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

If our actual results do not meet our public guidance, or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell RADIESSE® successfully is subject to many uncertainties, as discussed in these risk factors. Additionally, our public guidance is based, in part, on assumptions regarding matters outside our control, like macroeconomic conditions. If our assumptions are incorrect (as, for example, would be the case if the current economic slowdown persists well into 2009), our guidance could be significantly and adversely affected. In light of these factors, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated.

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

If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired, and we could be subject to NASDAQ delisting, SEC investigation and civil or criminal sanctions. Additionally, our ability to obtain additional financing could be impaired. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

Our amended and restated certificate of incorporation and bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover and might make it more difficult for an investor to acquire a substantial block of our common stock to cause changes in our management team or corporate strategy. These provisions include:

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal plant and equipment are located in Wisconsin. We own our primary manufacturing facility which is responsible for the production of RADIESSE®, COAPTITE®, RADIESSE® Voice, and the RADIESSE® Voice Gel products. This facility is an approximately 20,000 square feet and includes an approximately 3,500 square foot clean room that is ISO and GMP certified. We also lease additional space in facilities near our primary manufacturing facility in Wisconsin. In our Wisconsin facilities, we have manufacturing, quality, regulatory affairs, customer service, finance and research and development personnel. We also lease facilities in Colorado and California where we have executive, clinical, finance, regulatory affairs and sales and marketing operations, as well as in the Netherlands, from which we manage our European and other international operations. Other than our owned primary manufacturing facility, the additional facilities are not material to our operations.

Item 3.	Legal Proceedings

We are not a party to any material pending or threatened litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock has traded on the Nasdaq Global Market under the symbol “BFRM” since our initial public offering on November 6, 2007. On September 18, 2008, the closing sale price of our common stock was $4.24 per share.

Holders of Record

As of August 29, 2008, there were approximately 189 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities, and there were no common stock repurchases made during the quarter ended June 30, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Stock Prices

Our common stock trades on the NASDAQ Global Market under the symbol "BFRM." The table below sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Global Market during the periods indicated.

	High	Low
Year Ended June 30, 2008:
Second Quarter	9.00	6.63
Third Quarter	7.46	4.60
Fourth Quarter	6.01	3.96

Performance Measurement Comparison

The following graph shows the total stockholder return of an investment of $100 in cash on November 6, 2007 for (i) our common stock; (ii) the Nasdaq Composite Index; and (iii) the Research Data Group (“RDG”) MicroCap Medical Devices Index as of June 30, 2008. RDG MicroCap Medical Devices Index is composed of U.S. publicly traded companies with a market capitalization of $0 to $300 million within SIC Code 384. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. No dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Use of Proceeds

We registered our common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (Registration No. 333-145584), for an IPO that was declared effective on November 6, 2007. The net offering proceeds to us, after deducting total expenses were approximately $83.1 million. As of June 30, 2008, we have spent approximately $39.9 million for sales and marketing initiatives, $6.3 million for research and development activities, $7.0 million for operating and general corporate purposes, $12.4 million for the acquisition of assets from ACI and $3.5 million as a final payment to obtain a fully paid-up license from Artes Medical.

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No payments with respect to offering-related expenses or use of proceeds were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates other than payments to officers for salaries and other compensation and payments to non-employee directors as compensation for board or board committee service in the ordinary course of business.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share information)

The selected consolidated financial data set forth below should be read together with the consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained herein.

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net sales	$67,483	$47,414	$22,650	$16,225	$21,404
Cost of sales	11,393	8,769	4,262	2,920	2,080

Gross profit	56,090	38,645	18,388	13,305	19,324

Operating expenses:
Sales and marketing	56,912	38,186	20,686	11,699	7,905
Research and development	9,313	7,756	4,290	5,572	3,869
Acquired in-process research and development	11,230	—	—	—	—
General and administrative	9,882	6,990	5,020	6,971	5,091

Total operating expenses	87,337	52,932	29,996	24,242	16,865

Income (loss) from operations	(31,247)	(14,287)	(11,608)	(10,937)	2,459
Interest income, net	1,902	842	321	316	38
Other income, net	110	68	(84)	(49)	4

Income (loss) before income taxes	(29,235)	(13,377)	(11,371)	(10,670)	2,501
Provision for income taxes	290	195	19	2	149

Net income (loss)	$(29,525)	$(13,572)	$(11,390)	$(10,672)	$2,352

Net income (loss) per share attributable to common stockholders
Basic	$(0.94)	$(3.54)	$(3.96)	$(4.73)	$2.25
Diluted	$(0.94)	$(3.54)	$(3.96)	$(4.73)	$0.13
Weighted-average number of shares used in per share calculation
Basic	31,276	3,839	2,874	2,255	1,044
Diluted	31,276	3,839	2,874	2,255	18,353

The following table sets forth a summary of our balance sheet data:

	As of June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$59,204	$17,610	$16,982	$2,195	$9,779
Working capital	69,330	19,880	18,443	6,559	18,857
Total assets	94,570	37,499	27,959	16,172	24,603
Total liabilities	12,427	11,811	6,446	5,843	3,738
Convertible preferred stock	—	303	277	192	192
Total stockholders’ equity	$82,143	$25,688	$21,513	$10,330	$20,865

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read together with our financial statements and related notes elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements reflecting our current expectations that involve risks, uncertainties and assumptions. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this document.

Overview

We are a medical aesthetics company focused on developing and commercializing products that are used by physicians to enhance the appearance of their patients. We were incorporated in Delaware in 1999 and commenced operations in 2000. From 2001 to 2003 we received certain U.S. and international regulatory clearances and approvals for, and engaged in commercial sales of, RADIESSE® and COAPTITE®. We obtained FDA pre-market approval, or PMA, for our key commercial application of RADIESSE® in December 2006. Our core product is RADIESSE®, an injectable dermal filler which is designed to provide long-lasting, cost-effective and safe aesthetic benefits for patients. We have also developed and commercialized COAPTITE®, an FDA approved tissue-bulking agent, which is marketed through our distribution agreement with Boston Scientific for use in the treatment of stress urinary incontinence in adult females. We manufacture RADIESSE® and COAPTITE® at our facilities in Wisconsin, though we depend upon suppliers to manufacture components used in our products.

We currently market our products through a direct sales force of over 100 sales representatives in the United States and Europe and a complementary network of third party distributors in more than 30 countries. Our primary customers are dermatologists, plastic surgeons and facial plastic surgeons. RADIESSE® is generally used for the treatment of facial wrinkles and folds. Medical aesthetics procedures such as these are generally not covered by health insurance; instead, consumers pay for these treatments with personal funds. COAPTITE® is used to treat stress urinary incontinence in adult females, which is generally covered by health plans in the United States. Reimbursement coverage of COAPTITE® procedures is generally not provided internationally, which we believe has been primarily responsible for limiting sales of COAPTITE® outside the United States.

In addition to our existing RADIESSE® and COAPTITE® products on the market, we have development programs and distribution rights to additional products and their applications that are in various stages of development.

•

RADIESSE®—We have a number of ongoing programs evaluating new forms, applications and indications of our patent protected RADIESSE® technology. The first new commercial product derived from these efforts is expected to be a form of RADIESSE® with Lidocaine which may improve comfort for patients and flow characteristics for physicians, and is expected to be launched in the United States and Europe in calendar year 2009.

•

Polidocanol—In May 2007, we entered into an exclusive licensing and distribution agreement in the United States for Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins (sold in Europe under the trade name Aethoxysklerol®). According to the terms of this agreement, the manufacturer of Polidocanol, Chemische Fabrik KREUSSLER & Co. GmbH ("Kreussler"), is responsible for conducting the clinical trial and submitting regulatory filings for approval of Polidocanol to the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training. In July 2008 Kreussler submitted data to the FDA demonstrating that Polidocanol met the primary endpoint of its Phase III clinical trial. Kreussler plans to submit the manufacturing documentation related to the New Drug Application ("NDA") for Polidocanol by the end of calendar year 2008.

•

RELAXED EXPRESSIONS™—In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention (“ACI”), and its licensor, related to a device that is currently cleared via a 510(k) by FDA to create radiofrequency (“RF”) heat lesions in nerve tissue. We expect to conduct clinical studies specifically intended to support an FDA application and other foreign applications seeking clearance to market this product (tradename RELAXED EXPRESSIONS™) for the treatment of frown lines.

•

BIOGLUE AESTHETIC™—In October 2006, we licensed the exclusive United States, Canadian and European distribution rights for medical aesthetic applications of BIOGLUE®, a Class III medical device manufactured by CryoLife. Under the terms of our development, distribution and supply agreement, we are responsible for all clinical trials and regulatory filings for cosmetic and plastic surgery applications and will be responsible for sales and marketing of BIOGLUE AESTHETIC™ in these applications. BIOGLUE AESTHETIC™ is currently in early feasibility stage human trials for use as a less invasive alternative for tissue fixation in browplasty, or forehead lift procedures, and recently received a CE Mark for browplasty procedures in Europe. CryoLife will remain the exclusive manufacturer of BIOGLUE AESTHETIC™.

Upon execution of the CryoLife agreement, we made a $0.5 million payment to CryoLife. Upon execution of the Polidocanol agreement, we became obligated to pay Kreussler a total of $1.7 million in fiscal 2008. We charged the total amount of these non-contingent payments, $2.2 million, to research and development expense in fiscal 2007. Contingent payments totaling $3.2 million under the agreement with Kreussler and $0.5 million under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Under the asset purchase agreement with ACI we paid $12.4 million ($12 million to ACI and $0.4 of transaction costs) and assumed $0.2 million of liabilities. We are required to pay contingent consideration based on a percentage of future sales plus a one-time payment of $7.5 million in the event sales of the product acquired from ACI exceed $60 million in any calendar year from 2011 to 2014. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, as well as future sales, we are unable to predict if or when the contingent payments under these agreements will become payable. We expect that our future revenue may grow materially as a result of these product candidates and any other future products or indications, if and when we introduce them.

Revenues.    Sales of RADIESSE® generated more than 90% of our revenue in the years ended June 30, 2008, 2007 and 2006. Other revenue consists primarily of the sale of COAPTITE®. We believe sales increased in fiscal 2008 over the comparable period of fiscal 2007 due to growing appreciation by doctors of the benefits provided by RADIESSE®, clinical training programs, the hiring of additional direct sales and clinical training personnel, and improvements in our distributor network. We expect overall company revenue in fiscal 2009 to grow at a slower rate than in prior years due principally to low consumer confidence and economic weakness in the US market.

We expect that the key factors influencing our revenue in the future will include:

•	patient satisfaction with our products, particularly RADIESSE®;

•	the strength of our direct sales and clinical training teams in the United States and Europe and our international distribution arrangements;

•	timing and scope of regulatory approvals that we have and may receive in the future;

•	consumers’ confidence and the strength of economic activity in the countries in which we sell our products; and

•	competitive dynamics in the marketplace.

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

Our normal seasonal sales pattern was disrupted in the second half of fiscal 2008, particularly the fourth quarter, by the sharp decline in consumer confidence and the weak economy in the US. We believe that these factors led to a decline in spending in the US for certain cosmetic procedures, including treatment with RADIESSE®. We anticipate that this weakness in the US market will continue for at least the first half of fiscal 2009 and that recovery thereafter by consumers and the economy will be slow. Our expectations regarding the nature or timing of any macroeconomic recovery are highly uncertain and a weaker than expected macroeconomic environment may impact our future sales and alter seasonal patterns in our revenue.

To continue to grow our revenue and reach our goal of sustained profitability we will depend on the continued growth in sales of RADIESSE® in the United States and international markets as well as success in gaining approval from the FDA and regulatory bodies in other countries to market the other products that we have in various stages of development and clinical trials. Competition in the markets for aesthetic medical products is very active. Many dermal filler products are already approved and sold throughout the world and we anticipate that other new fillers will be brought to market in future years. Some competing products are marketed by companies that are considerably larger and have greater resources than we do. Our industry is also characterized by pricing pressure in the form of volume discounting and, in some cases, price reductions and bundling discounts. In addition, we offer customers the opportunity to purchase product at lower unit prices if they purchase more units of RADIESSE®. These factors have contributed to a decline in the average selling price for RADIESSE® and may continue to do so in the future.

Cost of Sales and Gross Margin.    Cost of sales consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process such as personnel costs, rent and depreciation. In addition, cost of sales includes royalty expenses for licensed intellectual property for the products that we sell, distribution, and freight and packaging costs. In recent years, our changes in gross margin have primarily resulted from the positive impact of manufacturing efficiencies associated with increases in unit production volume, the negative impact of expansion of our manufacturing facilities, the decline in the average selling price for RADIESSE®, and an increase in distribution sales, which yields a lower gross margin than sales through our direct sales organization. Our gross margin in recent years has ranged from 81%-83% and we expect to maintain approximately this gross margin in fiscal 2009.

Sales and Marketing Expenses.    Our sales and marketing expenses consist of salaries and related expenses of our direct sales organization and clinical education staff, travel, clinical education and training expenses, marketing and promotional expenses and costs associated with tradeshows. We expect our sales and marketing expense to increase in fiscal 2009 from 2008 because we expanded our direct sales and clinical training teams in the US and the EU in fiscal 2008. We do not anticipate significant staff increases in these areas in fiscal 2009.

Research and Development Expenses.    Research and development expenses include the cost of internal product development, costs associated with licenses of externally developed products that are not yet approved for sale in our markets, clinical trials, and regulatory submissions and compliance. We expect research and development expenses, excluding charges for acquired in-process research and development, to increase in fiscal 2009, due primarily to additional costs to be incurred in internal development projects, clinical trials of new products and milestone payments for licensed products under development.

General and Administrative Expenses.    Our general and administrative expenses consist primarily of personnel costs, legal expenses and insurance costs. We expect general and administrative expenses to increase moderately to support overall business growth and to comply with the regulatory requirements associated with being a publicly-traded company including Sarbanes-Oxley compliance.

Interest and Other Income (Expense).    Interest and other income (expense) are comprised of interest income from our cash and cash equivalents and foreign currency transaction gains and losses.

Provision for Income Taxes.    Provision for income taxes is comprised of Federal, state, local and foreign taxes. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the federal and state net operating loss and other deferred tax assets in fiscal 2008, 2007 and 2006. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2008 and 2007 to reflect these uncertainties. Our Federal net operating loss carry forwards will expire between 2014 and 2028 if not utilized. As of June 30, 2008, we had federal and state research and development tax credit carry forwards, which will expire between 2019 and 2028 if not utilized. As a result of the successful completion of our initial public offering on November 6, 2007, we experienced an ownership change pursuant to Section 382 of the Internal Revenue Code. Consequently, our utilization of federal net operating loss carry forwards and tax credits originating prior to the initial public offering will be limited to approximately $10.5 million of taxable income per year.

Net Income (Loss).    We have incurred losses in the last three years as we have built the organization to be able to compete in the market. We expect to incur a loss in fiscal 2009.

Results of Operations

The following table presents the breakdown of revenue between the United States and all international countries, cost of sales, gross profit, gross profit margin, and operating expenses by type of expense.

	Years Ended June 30,			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands, except percentages)
Net sales	$67,483	$47,414	$22,650	42%	109%
Cost of sales	11,393	8,769	4,262	30%	106%

Gross profit	56,090	38,645	18,388	45%	110%

Operating expenses
Sales and marketing	56,912	38,186	20,686	49%	85%
Research and development	9,313	7,756	4,290	20%	81%
Acquired in-process research and development	11,230	—	—	100%	0%
General and administrative	9,882	6,990	5,020	41%	39%

Total operating expenses	87,337	52,932	29,996	65%	76%

Loss from operations	(31,247)	(14,287)	(11,608)
Interest income, net	1,902	842	321
Other income (expense), net	110	68	(84)

Loss before income taxes	(29,235)	(13,377)	(11,371)
Provision for income taxes	290	195	19

Net loss	$(29,525)	$(13,572)	$(11,390)

Net sales by region:
United States	81%	83%	86%
International	19%	17%	14%

	100%	100%	100%

Gross margin:	83%	82%	81%

Expenses as % of revenue:
Sales and marketing	84%	81%	91%
Research and development	14%	16%	19%
Acquired in-process research and development	17%
General and administrative	15%	15%	22%

	130%	112%	132%

Comparison of the Years Ended June 30, 2008 and 2007

Net Sales.    Net sales increased 42% from $47.4 million in fiscal 2007 to $67.5 million in fiscal 2008. The increase in net sales was due primarily to an increase in the volume of units sold. Unit sales of RADIESSE® increased approximately 57% in the United States and 44% in international markets. The price for RADIESSE® declined in the United States due principally to doctors increasing their average purchase quantities and qualifying for additional volume based price incentives. In international markets the average selling price (“ASP”) for RADIESSE® translated into US dollars increased due to a combination of price increases in select markets and an increase in the value of the Euro over the US dollar.

Cost of Sales and Gross Margin.    Cost of sales increased from $8.8 million in fiscal 2007 to $11.4 million in fiscal 2008, primarily due to the increase in our sales. Our gross profit margin increased slightly from 82% to

83%. This was due to the spreading of manufacturing overhead costs over higher unit production which lowered average cost per unit sold plus the higher ASP in international markets, offset partially by the lower ASP in the US market.

Sales and Marketing Expenses.    Sales and marketing expenses increased from $38.2 million in fiscal 2007 to $56.9 million in fiscal 2008. This increase was primarily attributable to a $14.5 million increase in personnel costs (wages, benefits and travel expenses) due to the increase in direct sales, direct clinical training, and marketing personnel in the United States and Europe, a $2.2 million increase in spending on clinical education programs for RADIESSE®, a $1.0 million increase in expenses related to licenses and permits and other support costs and a $1.0 million increase related to information technology and facilities expenses.

Research and Development Expenses.    Research and development expenses increased from $7.8 million in fiscal 2007 to $9.3 million in fiscal 2008. This increase was primarily composed of personnel cost increases of $2.1 million due to the hiring of additional employees, and a $0.8 million increase in expenses related to clinical trials, a $0.6 million increase in expenses for facilities, equipments, and supplies and a $0.4 million increase related to depreciation of equipment used in research and development activities, partially offset by a $2.2 million decrease in license expenses and $0.2 decrease in miscellaneous expenses. We recognized $2.2 million of license expense in fiscal 2007, but none in fiscal 2008, for obligations for non-contingent milestone fees arising from the agreements we signed in fiscal 2007 with Kreussler and CryoLife for exclusive distribution rights for Polidocanol (Aethoxysklerol® in the EU) and BIOGLUE AESTHETIC™, respectively.

Acquired In-process Research and Development.    During fiscal 2008 we recognized as part of our operating expense $11.2 million for in-process research and development related to the nerve inhibition technology purchased from ACI.

General and Administrative Expenses.    General and administrative expenses increased from $7.0 million in fiscal 2007 to $9.9 million in fiscal 2008. This increase was primarily attributable to a $1.6 million increase in personnel costs due to the hiring of additional employees, a $0.9 million increase in other professional fees and a $0.4 million increase in other miscellaneous expenses.

Interest and Other Income (Expense).    Interest and other income increased due to interest earned on higher cash and cash equivalents balances following the completion of our initial public offering in November 2007.

Income Taxes.    Due to the accumulated losses we are not currently incurring federal income tax expense in the United States. Our provision for income taxes relates to income tax expense in our foreign subsidiaries.

Net Loss Per Share.    The loss per share declined in fiscal 2008 from fiscal 2007 due to an increase in the number of shares outstanding as a result of our initial public offering, partially offset by an increase in net loss.

Comparison of the Years Ended June 30, 2007 and 2006

Net Sales.    Net sales increased 109% from $22.7 million in fiscal 2006 to $47.4 million in fiscal 2007. The increase in net sales was due primarily to an increase in the volume of units sold. Unit sales of RADIESSE® increased approximately 90% in the United States and 160% in international markets. The price for RADIESSE® remained essentially unchanged in both the United States and international markets.

Cost of Sales and Gross Margin.    Cost of sales increased from $4.3 million in fiscal 2006 to $8.8 million in fiscal 2007, primarily due to the increase in our sales. Our gross profit margin increased slightly from 81% to 82%.

Sales and Marketing Expenses.    Sales and marketing expenses increased from $20.7 million in fiscal 2006 to $38.2 million in fiscal 2007. This increase was primarily attributable to a $9.1 million increase in personnel costs (wages, benefits and travel expenses) due to the increase in direct sales and marketing personnel in the United States and Europe, a $0.6 million increase in stock based compensation expense, a $3.9 million increase in marketing and promotional activities following the receipt of our FDA approvals for RADIESSE® in December 2006 and a $1.2 million increase in clinical education expenses.

Research and Development Expenses.    Research and development expenses increased from $4.3 million in fiscal 2006 to $7.8 million in fiscal 2007. This increase was primarily due to $1.7 million and $0.5 million in non-contingent payments due under distribution license agreements for Polidocanol and BIOGLUE AESTHETIC™, respectively, personnel cost increases of $1.0 million due to the hiring of additional employees, and a $0.1 million increase in stock compensation expense, partially offset by a $0.4 million decrease in clinical trial expenses.

General and Administrative Expenses.    General and administrative expenses increased from $5.0 million in fiscal 2006 to $7.0 million in fiscal 2007. This increase was primarily attributable to a $1.5 million increase in personnel costs due to the hiring of additional employees, a $0.3 million increase in bad debt expense due to the increase in sales, a $0.1 million increase in stock based compensation expense, and a $0.1 million increase in legal expenses related to patents and product licenses.

Interest and Other Income (Expense).    Interest and other income increased due to interest earned on proceeds from the sale of preferred stock at the end of fiscal 2006.

Income Taxes.    Due to the accumulated losses we are not currently incurring federal income tax expense in the United States. We incur modest income taxes in international jurisdictions.

Net Loss Per Share.    The loss per share declined in fiscal 2007 from fiscal 2006 due to an increase in the number of shares outstanding as a result of the exercise of stock options by employees, partially offset by an increase in net loss.

Liquidity and Capital Resources

	Years ended June 30,
	2008	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$(24,806)	$(12,390)	$(13,312)
Investing activities	(16,803)	(3,794)	5,667
Financing activities	83,385	16,772	22,412

We have incurred losses and generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of $77.0 million as of June 30, 2008. Our primary source of liquidity has been through private placements of shares of our preferred stock and the sale of common stock in association with our initial public offering in November 2007. Cumulative net proceeds from the issuance of preferred and common stock totals $158.9 million. We anticipate that our primary source of liquidity for approximately the next two years will be our cash and cash equivalents and thereafter it will be cash provided by operations assuming we reach our goal of sustained profitable operations.

Operating Activities.

In fiscal 2008, we used $24.8 million in cash in operating activities as compared to $12.4 million in fiscal 2007. Losses from operations were primarily responsible for the cash used in each year. In fiscal 2008 more cash was used to fund increases in accounts receivable and inventory than in fiscal 2007 due to a combination of higher sales and the extension of longer payment terms to our customers in response to competitors’ terms.

Current liabilities (accounts payable, accrued liabilities, and deferred revenue) increased in both years, though more significantly in fiscal 2007 due to the higher sales growth.

In fiscal 2007, we used $12.4 million in cash in operating activities as compared to $13.3 million in fiscal 2006. Losses from operations were primarily responsible for the cash used in each year. In fiscal 2007, more cash was used to fund increases in accounts receivable and inventory than in fiscal 2006, since sales increased 109% as compared to 40% in fiscal 2006. Current liabilities (accounts payable, accrued liabilities, and deferred revenue) increased in both years, though more significantly in fiscal 2007 due to the higher sales growth. The increases in these current liabilities reduced cash payments.

Investing Activities.

Net cash used in investing activity was $16.8 million in fiscal 2008 as compared to $3.8 million in fiscal 2007. During fiscal 2008, we used $4.4 million for the purchase of property, including our main manufacturing facility in Wisconsin as well as equipment, computers, furniture and leasehold improvements for use in production, research, and selling, general and administrative activities to support our growing operations. We used $12.0 million to acquire substantially all of the assets of privately-held Denver, Colorado based, Advanced Cosmetic Interventions, Inc. and associated technology rights and $0.4 million related to transaction costs associated with this transaction.

Financing Activities.

Net cash provided from financing activities was $83.4 million in fiscal 2008 as compared to $16.8 million in fiscal 2007. In November 2007, we completed our IPO of common stock and we sold and issued 11.5 million shares of common stock at an issuance price of $8 per share. We raised a total of $92.0 million in gross proceeds from the IPO, or $83.1 million in net proceeds after deducting underwriting discounts and other associated costs. We received $0.3 million in cash related to exercises of stock options during fiscal 2008.

Sufficiency of Current Cash and Cash Equivalents.

Our cash and cash equivalents (“cash”) were $59.2 million as of June 30, 2008. We believe that our current cash balance will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and contractual obligations for at least the next 12 months. In addition we may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In any of these cases, we may seek to sell equity or debt securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2008:

	Payments Due By Periods (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$105	$40	$58	$7	$—
Operating lease obligations	756	356	322	78	—
Purchase obligations	3,086	3,086	—	—	—
Royalty obligations	280	280	—	—	—

Total	$4,227	$3,762	$380	$85	$—

In July 2008 we signed a lease with a term beginning in September 2008 for new space for our headquarters office in San Mateo, California. The minimum lease term is four years and we have options to extend the term. The minimum lease payments during fiscal 2009 total $0.4 million, for the 2-year period of fiscal 2010 through fiscal 2011 total $1.2 million and for the remaining term of the lease, fiscal 2012 and fiscal 2013, total $0.7 million, respectively. These minimum obligations are not reflected in the table above since the lease was signed after June 30, 2008.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We believe that the accounting judgments, assumptions, and estimates described below have the greatest potential impact on our consolidated financial statements. Accounting judgments, assumptions, and estimates are inherently uncertain and our actual results may differ materially from the amounts reported based on these estimates.

Revenue Recognition.

Revenue is recognized upon shipment of product to customers. We permit returns from our customers and accrue an allowance against sales revenue based upon historical patterns of returns matched against the sales from which they originated and an evaluation of factors that affect the risk of returns. The allowance for sales returns at June 30, 2008 and 2007 was $0.2 million. Distributors are only allowed to return product if it is defective.

If the sales price of products is not fixed or determinable at the time of shipment, recognition of revenue and cost of sales, as applicable, are deferred until acceptance and final determination of the selling price.

We provide various sales incentives to customers. Sales programs that provide additional BioForm products to be delivered in a future period at no additional charge are accounted for as multiple element revenue transactions. Revenue is allocated to these undelivered products based on their fair value and is recognized when the products ship. Fair value for the undelivered products is estimated based on the sales price charged when the same product is sold separately. The cost of incentive prizes (non-BioForm products) are accrued and charged to cost of sales as revenue is earned.

Stock-Based Compensation Expense.

Prior to July 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , or APB 25, and related interpretations, and complied with the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , or SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to SFAS Statement No. 123 , or SFAS 148. Under APB 25, compensation expense for an option is based on the excess, if any, of the fair value of our common stock over the exercise price of the option on the date of the grant. No stock-based compensation expense was recorded under APB 25 during the year ended June 30, 2006.

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment , or SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. Under SFAS 123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense on a straight line basis over the employee’s requisite service period (generally the vesting period). Because non-cash stock compensation expense under SFAS 123R is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted the provisions of SFAS 123R using the prospective transition method. Under this method beginning July 1, 2006 stock based compensation cost recognized includes: (a) compensation cost for all share-based payments (including stock options) granted prior to, but not yet vested as of June 30, 2006, based on the intrinsic value method of APB No. 25, and (b) compensation cost for all share-based payments (including stock options) granted subsequent to June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS 123R.

To value awards granted on or after July 1, 2006, we used the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the term of the related options, the expected term of the options, the risk-free interest rate, the dividend yield and the option forfeiture rate.

In fiscal 2008, we recorded non-cash stock-based compensation expense of $2.2 million related to stock option grants determined in accordance with SFAS 123R for stock options granted to employees (including members of our board of directors) on or after July 1, 2007. Stock-based compensation expense related to stock option grants to employees will increase to the extent that we grant additional stock options in the future.

Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. In determining the amount of reserve, we routinely assess the financial strength of customers, review all receivables and identify those accounts with problems. For those problem accounts, we estimate individual, specific reserves based on an analysis of the payment history and operations of each account. For all other accounts, we review historical bad debts trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for probable losses. We write off uncollectible accounts against our allowance for doubtful accounts after collection efforts have been exhausted. Our allowance for doubtful accounts at June 30, 2008 and 2007, as a percentage of gross accounts receivable was 7.1% and 5.2%, respectively. At June 30, 2008, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of accounts receivable would have resulted in an increase or decrease in expense of approximately $0.1 million.

Allowance for Excess and Obsolete Inventory.

We regularly review our inventory on hand and compare this to past usage and our estimate of future demand. Based on this analysis, we reduce the carrying value of our inventory for excess and obsolete items. All inventory write-downs are charged to cost of sales. Amounts charged to operations for excess and obsolete inventory for the years ending June 30, 2008, 2007 and 2006 as a percentage of total revenues in those years were all less than 0.5%. Our estimates have been materially accurate and subject to any major changes in our business model, our operating environment or the economy, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Taxes.

We are subject to various federal, state and local taxes, including income, sales, payroll, unemployment, property, franchise, capital and use taxes on our operations, payroll, assets and services. In preparing our consolidated financial statements, we are required to estimate our tax expense in each of the jurisdictions in which we operate. These estimates cover current tax assets and liabilities together with temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. In estimating our tax exposure we are required to make certain estimates and judgments based on our evaluation of tax law and the facts and circumstances relating to our business. These positions may not always be accepted by all of the tax authorities in each of the jurisdictions in which we operate. As a result, our tax liabilities may differ from our estimates based on audits by tax authorities. Our tax expense could increase if tax incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategies, or our tax strategies are impacted by new laws or rulings.

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. As of June 30, 2008 and 2007, our valuation allowance on our net deferred tax assets was $29.7 million and $19.2 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would need to make an adjustment to the allowance for the deferred tax asset, which would increase income in the period that determination was made.

Off-Balance Sheet Arrangements.

Since inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 will be effective for the Company in fiscal year 2009. We do not believe that the adoption of SFAS No. 157 will have a material impact on our results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS No. 159 will be effective for the Company in fiscal 2009 and we do not believe that the adoption of SFAS No. 159 will have a material impact on our results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations , (“SFAS No. 141R”). SFAS No. 141R requires entities that acquire control of another business or businesses to measure and recognize any obligations to make payments conditioned on the outcome of future events (contingent consideration) at the fair value of the contingent consideration at the acquisition date. SFAS No. 141R includes in the definition of contingent consideration any right held by the acquirer to the return of previously transferred consideration if specific conditions are met. SFAS No. 141R also defines a bargain purchase and requires the acquirer to recognize the excess fair value involved in such a purchase in earnings as a gain attributable to the acquirer. SFAS No. 141R is effective for acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FASB has prohibited earlier adoption of SFAS No. 141R. SFAS No. 141R will be effective for the Company in fiscal 2010 and are currently evaluating the effect that the adoption of SFAS No. 141R will have on future acquisitions made by the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

We maintain a portfolio of cash and money market accounts with maturities of three months or less from the date of purchase all classified as cash and cash equivalents. Given the highly liquid nature of our cash and cash equivalents balance, we do not expect to experience any material impact upon our results of operations as a result of changes to interest rates. As of June 30, 2008, we held $54.1 million in our money market account. The risk associated with fluctuating interest rates is limited to our money market portfolio, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

As of June 30, 2008 and 2007, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments.

Our accounts receivable primarily relate to revenues from the sale of RADIESSE® directly to individual physicians and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in Europe, we sell RADIESSE® to distributors. We sell COAPTITE® only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of June 30, 2008.

Foreign Currency Risk

The functional currencies of our operations in the United States, the Netherlands, and the United Kingdom are the U.S. Dollar (USD), the Euro, and the Pound Sterling, respectively. Revenue is normally generated in an operating unit’s functional currency. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are generally denominated in USD. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net.

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

Item 8.	Financial Statements and Supplementary Data

BIOFORM MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioForm Medical, Inc.

We have audited the accompanying consolidated balance sheets of BioForm Medical, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioForm Medical, Inc. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 8 and 9 to the consolidated financial statements, effective July 1, 2007, BioForm Medical, Inc. changed its method of accounting for uncertain tax positions to conform with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” and effective July 1, 2006 changed its method of accounting for stock-based compensation to conform with SFAS No. 123(R), “Share-based Payments.”

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

September 19, 2008

BIOFORM MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Years Ended June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$59,204	$17,610
Accounts receivable, net of allowance for doubtful accounts of $836 at June 30, 2008 and $428 at June 30, 2007	10,989	7,725
Inventories	8,167	4,864
Prepaid royalties	929	—
Prepaid other	1,603	1,194
Other current assets	805	262

Total current assets	81,697	31,655
Property and equipment, net	9,037	5,741
Long-term prepaid royalties	3,288	—
Intangible assets, net	369	7
Other assets	179	96

Total assets	$94,570	$37,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,533	$3,754
Deferred revenue	454	446
Accrued royalty expense	280	869
Accrued liabilities	8,066	6,686
Capital lease obligations, current portion	34	20

Total current liabilities	12,367	11,775
Capital lease obligations, long-term portion	60	36

Total liabilities	12,427	11,811
Commitment and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, 31,223 authorized, $0.01 par value:
Series A: 5,412 shares designated, 5,412 shares issued and outstanding at June 30, 2007; aggregate liquidation value of $5,412 at June 30, 2007	—	54
Series B: 9,595 shares designated, 9,595 shares issued and outstanding at June 30, 2007; aggregate liquidation value of $14,393 at June 30, 2007	—	96
Series C: 8,239 shares designated, 8,239 shares issued and outstanding at June 30, 2007; aggregate liquidation value of $23,069 at June 30, 2007	—	82
Series D: 5,250 shares designated, 4,938 shares issued and outstanding at June 30, 2007; aggregate liquidation value of $16,049 at June 30, 2007	—	49
Series E: 2,727 shares designated, 2,183 shares issued and outstanding at June 30, 2007; aggregate liquidation value of $12,008 at June 30, 2007	—	22
Preferred stock, 10,000 shares authorized, $0.01 par value, zero outstanding	—	—
Common stock, 100,000 shares authorized, $0.01 par value, 46,300 shares issued and outstanding at June 30, 2008, 4,128 shares issued and outstanding at June 30, 2007	463	41
Additional paid-in capital	158,480	72,807
Accumulated other comprehensive income	212	24
Accumulated deficit	(77,012)	(47,487)

Total stockholders’ equity	82,143	25,688

Total liabilities and stockholders’ equity	$94,570	$37,499

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORM MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2008	2007	2006
Net sales	$67,483	$47,414	$22,650
Cost of sales	11,393	8,769	4,262

Gross profit	56,090	38,645	18,388

Operating expenses:
Sales and marketing	56,912	38,186	20,686
Research and development	9,313	7,756	4,290
Acquired in-process research and development	11,230	—	—
General and administrative	9,882	6,990	5,020

Total operating expenses	87,337	52,932	29,996

Loss from operations	(31,247)	(14,287)	(11,608)
Interest income, net	1,902	842	321
Other income (expense), net	110	68	(84)

Loss before income taxes	(29,235)	(13,377)	(11,371)
Provision for income taxes	290	195	19

Net loss	$(29,525)	$(13,572)	$(11,390)

Net loss per share, basic and diluted	$(0.94)	$(3.54)	$(3.96)
Weighted-average number of common shares used in computing loss per share, basic and diluted	31,276	3,839	2,874

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORM MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Non-Cumulative Convertible Preferred Stocks		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2005	19,213	$192	2,327	$23	$32,676	$(36)	$(22,525)	$10,330
Stock options exercised to purchase common stock			1,039	10	369			379
Issuance of Series C preferred stock at $2.80 per share, net of issuance costs	3,597	36			10,024			10,060
Subscription of Series D preferred stock at $3.25 per share, net of issuance cost	4,938	49			15,980			16,029
Subscription receivable for 1,246 shares of Series D preferred stock paid in July 2007, net of issuance costs					(4,048)			(4,048)
Stock-based compensation to non-employees					133	—		133
Comprehensive loss
Foreign currency translation adjustment						20		20
Net loss							(11,390)	(11,390)

Total comprehensive loss								(11,370)

Balance at June 30, 2006	27,748	277	3,366	33	55,134	(16)	(33,915)	21,513
Warrants exercised to purchase Series B preferred stocks at $1.00 per share	436	4			432			436
Stock options exercised to purchase common stock			569	6	349			355
Warrants exercised to purchase common stock			193	2				2
Issuance of Series E preferred stock at $5.50 per share, net of issuance cost	2,183	22			11,918			11,940
Subscription received for 1,246 shares of Series D preferred stock net of issuance costs					4,048			4,048
Stock-based compensation to employees					425			425
Stock-based compensation to non-employees					501			501
Comprehensive loss
Foreign currency translation adjustment						40		40
Net loss							(13,572)	(13,572)

Total comprehensive loss								(13,532)

Balance at June 30, 2007	30,367	303	4,128	41	72,807	24	(47,487)	25,688
Conversion of preferred stock to common stock	(30,367)	(303)	30,367	303				—
Issuance of common stock for cash upon initial public offering, net of issuance costs			11,500	115	82,980			83,095
Stock options exercised to purchase common stock			261	4	320			324
Warrants exercised to purchase common stock			44	—	—			—
Stock-based compensation to employees					2,248			2,248
Stock-based compensation to non-employees					125			125
Comprehensive loss
Foreign currency translation adjustment						188		188
Net loss							(29,525)	(29,525)

Total comprehensive loss								(29,337)

Balance at June 30, 2008	—	$—	46,300	$463	$158,480	$212	$(77,012)	$82,143

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORM MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2008	2007	2006
Cash from operating activities
Net loss	$(29,525)	$(13,572)	$(11,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	11,230	—	—
Depreciation and amortization	1,456	1,158	820
Loss on disposal of fixed assets	8	—	1
Provision for doubtful accounts	668	324	(24)
Fixed assets impairments	—	—	35
Intangible assets impairments	—	—	466
Stock-based compensation expense to employees	2,248	425	—
Stock-based compensation expense to non-employees	125	501	133
Changes in operating assets and liabilities:
Accounts receivable	(3,716)	(4,222)	(2,660)
Inventories	(2,389)	(2,036)	(1,225)
Prepaid royalties	(4,217)	—	—
Prepaid expenses and other assets	(994)	(232)	(79)
Deferred revenue	8	(229)	642
Accounts payable	492	1,861	(91)
Accrued liabilities	(200)	3,632	60

Net cash used in operating activities	(24,806)	(12,390)	(13,312)

Cash flows from investing activities
Purchase of property and equipment	(4,385)	(4,044)	(698)
Payment on Cutanix settlement	—	(250)	—
Cost of assets acquired, net of liabilities assumed	(12,418)	—	—
Dispositions of property and equipment	—	—	15
Purchases of marketable securities available-for-sale	—	—	(23,850)
Sales of marketable securities available-for-sale	—	500	30,200

Net cash provided by (used in) investing activities	(16,803)	(3,794)	5,667

Cash flows from financing activities
Payments on capital leases	(34)	(9)	(8)
Proceeds from the sale of common stock, net of offering cost	83,095	—	—
Proceeds from the issuance of common stock under stock plans	324	355	379
Proceeds from the issuance of common stock upon warrant exercises	—	2	—
Proceeds from the issuance of convertible preferred stock—Series B upon warrant exercises	—	436	—
Proceeds from the issuance of convertible preferred stock—Series C (net of issuance cost)	—	—	10,060
Proceeds from the issuance of convertible preferred stock—Series D (net of issuance cost)	—	4,048	11,981
Proceeds from the issuance of convertible preferred stock—Series E (net of issuance cost)	—	11,940	—

Net cash provided by financing activities	83,385	16,772	22,412

Effect of exchange rate changes on cash	(182)	40	20
Net increase in cash and cash equivalents	41,594	628	14,787
Cash and cash equivalents at beginning of year	17,610	16,982	2,195

Cash and cash equivalents at end of year	$59,204	$17,610	$16,982

Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock	$(304)	$—	$—
Purchase of property and equipment under capital leases	$(84)	$44	$—
Disposal of property and equipment through capital lease terminations	$11	$—	$—
Supplemental disclosures of cash flow information
Cash paid for interest	$9	$2	$3
Cash paid for taxes	$360	$195	$58

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORM MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

NOTE 1.    THE COMPANY AND DESCRIPTION OF BUSINESS, INITIAL PUBLIC OFFERING AND CAPITALIZATION OF PREFERRED STOCK

The Company and Description of Business

BioForm Medical, Inc. (“we,” “our”, “us”) is a medical device company incorporated in Delaware on July 12, 1999. Our corporate headquarters are located in San Mateo, California, with manufacturing and research and development sites in Franksville, Wisconsin, and European subsidiaries in the Netherlands and the United Kingdom. We are focused on developing and commercializing products that are used by physicians to enhance their patients’ appearance and are dedicated to bringing doctors and their patients safe and effective products for use in dermatology, plastic surgery and facial plastic surgery.

We currently have two main products, RADIESSE® and COAPTITE®. RADIESSE®, an FDA-approved dermal filler, is marketed for a number of applications including the correction of moderate to severe folds and wrinkles, including nasolabial folds; for the restoration or correction of the signs of facial fat loss or lipoatrophy in patients with human immunodeficiency virus; and for vocal fold augmentation (“VFA”). COAPTITE®, an FDA approved tissue bulking agent, is used to treat female stress urinary incontinence (“SUI”).

Sales of RADIESSE® generated over 90% of our revenue in fiscal 2008, 2007 and 2006. We market RADIESSE® through a direct sales force of over 100 sales representatives in the United States and Europe and a complementary network of third party distributors in more than 30 countries. Additionally, we market COAPTITE® through a distribution agreement with Boston Scientific Corporation.

The majority of our sales are in the United States. Sales outside of the United States, from Europe, Asia, Canada, and Latin America, accounted for 19%, 17% and 14% of sales in fiscal 2008, 2007 and 2006, respectively.

Initial Public Offering and Conversion of Preferred Stock

On November 6, 2007, we completed our initial public offering of common stock (“IPO”) and we sold and issued 11,500 shares of common stock at an issuance price of $8 per share. We raised a total of $92,000 in gross proceeds from the IPO, or $83,095 in net proceeds after deducting underwriting discounts and other associated costs. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 30,367 shares of common stock.

Capitalization summary upon closing of initial public offering :

Common stock issued and outstanding as of July 1, 2007	4,128
Shares of common stock issued upon stock option exercises before IPO	161
Exercise of outstanding warrants prior to IPO	44
Sale of common stock through IPO	11,500
Conversion of preferred stock into common stock upon the closing of the IPO	30,367

Common stock issued and outstanding after IPO	46,200

NOTE 2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include our accounts and our wholly owned subsidiaries located in the United States, the Netherlands, and the United Kingdom. Inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, we evaluate our estimates, including those related to inventory, revenue recognition, accounts receivable allowance, fair value of investments, fair value of acquired tangible and intangible assets, property and equipment, stock-based compensation and valuation allowance for deferred income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents

We invest our available cash balances in bank deposits and money market funds that have strong credit ratings. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable as of June 30, 2008 and 2007 represent trade receivables. Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. In determining the amount of reserve, we routinely assess the financial strength of customers, review all receivables and identify those accounts with problems. For those problem accounts, we estimate individual, specific reserves based on an analysis of the payment history and operations of each account. For all other accounts, we review historical bad debts trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for probable losses. We write off uncollectible accounts against our allowance for doubtful accounts after collection efforts have been exhausted.

Inventories

Inventories consist of purchased materials and parts, production in process, and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market. Inventory costs include material, direct labor, and overhead. We regularly review our inventory on hand and compare this to our past usage and estimate of future demand. Based on this analysis, we reduce the carrying value of our inventory for excess and obsolete items. All inventory write-downs are charged to cost of sales.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets, ranging from three to thirty years. Leasehold improvements and assets under capital leases are amortized using the straight-line method over their estimated useful economic lives or the lease term, whichever is shorter. Construction in process is primarily related to machinery and equipment not yet placed in service. Depreciation of assets commences once they are placed in service. Expenditures for maintenance or repairs are charged to expense as incurred. Expenditures that substantially increase the value or extend useful lives are capitalized. Costs and the related accumulated depreciation of property sold or otherwise retired are removed from the respective accounts, and any gain or loss on disposal is included in earnings. Depreciation expense was $1,445, $874 and $687 for fiscal 2008, 2007 and 2006, respectively.

Long-lived Assets including Goodwill and Other Acquired Intangible Assets

We review property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value. Such analyses necessarily involve significant judgment. No impairment charge was recorded to our long-lived assets in fiscal 2008 and 2007. We recorded an impairment charge of $35 in fiscal 2006 in respect of equipment no longer used in production.

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We completed an intangible impairment test in fiscal 2008, 2007 and 2006. We did not have any impairment charges in fiscal 2008 and 2007. In fiscal 2006, we recorded an impairment loss of $466 as part of general and administrative expenses related to intangible assets acquired from Cutanix where the net book value of these intangible assets exceeded both the undiscounted net projected cash flows and the fair value.

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At June 30, 2008, our intangible assets that are not fully amortized include patents, customer relationships and assembled workforce.

Capital Leases

We lease certain equipment used in our operations, some of which is required to be capitalized in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS No. 13”). SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. Amortization of assets recorded under capital leases is included in depreciation expense. We had $128 and $86 in assets under capitalized leases at June 30, 2008 and 2007, respectively. Accumulated depreciation related to leased assets was $27 and $33 at June 30, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The carrying amounts (i.e. cost) of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amount of our capital leases approximates fair value of these obligations based upon our best estimates of interest rates that would be available for similar debt obligations at June 30, 2008 and 2007.

Certain Uncertainties and Concentration of Credit Risks

We have two suppliers that provide us with raw materials that are unique to RADIESSE® and COAPTITE®. We have supply contracts with each of these suppliers, and we believe these suppliers are equipped to handle increased order volumes as our business grows. If either of these suppliers is unable to provide adequate amounts of material or there is a disruption in supply for any reason, our business could be materially adversely impacted. Obtaining alternate supply sources for these materials would be an expensive and lengthy process and would require additional regulatory approvals. We are working to expand our options with respect to raw material sourcing.

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents consist of money market funds with high credit quality and short maturities. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the US. In fiscal 2008, 2007 and 2006, we generated approximately 81%, 83% and 86%, respectively, of our revenues from customers based in the United States with the majority of customers outside of the United States located in Europe, Asia, Canada, and Latin America. To appropriately manage this risk, we perform ongoing evaluations of customers’ financial strengths and limit the amount of credit sales, but generally no collateral is required to support credit sales. We maintain reserves for estimated receivable losses, and these losses have generally been within management’s expectations.

No one customer accounted for 10% or more of sales in 2008, 2007 or 2006. No one customer’s receivable balance is greater than 10% of the total accounts receivable balance at June 30, 2008 or 2007.

Revenue Recognition

Revenue is recognized upon shipment of product to customers. We permit returns from our customers and accrue an allowance against sales revenue based upon historical patterns of returns matched against the sales from which they originated and an evaluation of factors that affect the risk of returns. The allowance for sales returns at June 30, 2008 and 2007 was $248 and $205, respectively. Distributors are only allowed to return product if it is defective.

If the sales price of products is not fixed or determinable at the time of shipment, recognition of revenue and cost of sales, as applicable, are deferred until acceptance and final determination of the selling price.

We provide various sales incentives to customers. Cooperative advertising allowances are accrued as revenue is earned and charged to marketing expense because customers are required to show proof of qualified advertisements purchased to receive reimbursement. Sales programs that provide additional BioForm products to be delivered in a future period at no additional charge are accounted for as multiple element revenue transactions. Revenue is allocated to these undelivered products based on their relative fair value and is recognized when the products ship. Fair value for the undelivered products is estimated based on the sales price charged when the same product is sold separately. The cost of incentives (non-BioForm products) is accrued and charged to cost of sales as revenue is earned.

Shipping and Handling Costs

Outbound shipping charges to customers are included in net sales in the accompanying consolidated statements of operations. Shipping charged to customers was $348, $325 and $203 for the years ended June 30, 2008, 2007 and 2006, respectively. Shipping and handling costs incurred by us in relation to sales of our products are classified as a component of cost of sales.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $204, $250 and $160 for the years ended June 30, 2008, 2007 and 2006, respectively, and were included in sales and marketing expense in the accompanying consolidated statements of operations.

Research and Development

We expense research and development cost as incurred. Research and development expenses include personnel and personnel related cost, costs associated with clinical trials including amounts paid to clinical research organizations and clinical investigators, regulatory compliance and clinical product supply costs, research costs and other consulting and professional services, and allocated facility and related expenses.

Clinical Trials

We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates of the work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine these estimates through discussion with internal personnel and outside service providers as to the progress or stage of completion of trials or services pursuant to contracts with numerous clinical trial centers and clinical research organizations and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.

Stock-Based Compensation

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123R”) . In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No.123R. We applied the provisions of SAB No. 107 in our adoption of SFAS No.123R. Under SFAS No.123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized on a straight-line basis as expense over the employee’s requisite service period (generally the vesting period). Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted the provisions of SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning July 1, 2006, compensation cost recognized includes compensation cost for all share-based payments granted subsequent to June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123R.

Prior to July 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB No. 25, stock-based compensation was calculated using the intrinsic value method and represented the difference between the per share fair value of the stock and the per share exercise price of the stock option on the date of the grant. No stock-based compensation expense was recorded under APB 25 during the year ended June 30, 2006 as we granted options to employees with an exercise price at the estimated fair value of the stock on the date of the grant.

In addition, prior to July 1, 2006, we complied with the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment to SFAS Statement No. 123. We applied the minimum value method and pro forma compensation expense was allocated to the vesting term using the graded vesting model in accordance with Financial Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).

The weighted-average grant date minimum value per share of employee stock options granted during the year ended June 30, 2006 was $0.17.

We account for stock options granted to non-employees in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services and EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, using a fair-value approach. The measurement of stock-based compensation for non-employees is subject to periodic adjustment and is recognized as an expense over the vesting period or the period over which services are received.

Employee Retirement Plan

On January 1, 2004, we established a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees. Eligible employees may make voluntary contributions to the plan up to 90% of their annual compensation or the statutory annual limitations, whichever is less. In fiscal year 2008 we started to contribute to the Plan by matching a portion of the employee contributions. The Company began matching employee contributions at 100% of the first 3% and 50% of the next 2% of basic compensation contributed by the participants.

On January 1, 2005, we established a retirement plan (the “2005 European Plan”) for our employees in Europe. On March 31, 2008, we stopped all new enrollments into this plan. Contributions made into the 2005 European Plan are made in the form of an insurance premium to a third party insurance company that administers the plan and bears the liability for the retirement payments. For new employees hired after April 1, 2008, we established a new defined contribution retirement plan (the “2008 European Plan”) for our employees in Europe. The contributions to the 2008 European Plan are made into the individual retirement account of each employee in the form of an insurance premium to a third party insurance company that administers the plan and bears the liability for the retirement payments. The insurance premiums related to both of the European retirement plans are paid 50% by the employees and 50% by the Company.

Costs recognized for our contribution to the retirement plans were $858, $306 and $176 for years ended June 30, 2008, 2007 and 2006, respectively, and were charged to manufacturing overhead or an operating expense category based on the work function of each employee.

Foreign Currency

The functional currency of our international subsidiaries is their local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. Translation gains (losses) are classified as other comprehensive income (loss), which is a separate component of stockholders’ equity. Net gains resulting from foreign exchange transactions were $31, $68 and $45 for years ended June 30, 2008, 2007 and 2006, respectively.

Income Taxes

We utilize the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and interpreted by FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized, to reduce the deferred tax assets to the amounts expected to be realized.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, describes that comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from currency translation adjustments and unrealized gains and losses on available-for-sale investments. For all periods presented, we display comprehensive loss and its components as part of the consolidated statement of stockholders’ equity. Our comprehensive loss consists of net losses and unrealized gains and losses from currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period including dilutive common stock equivalents for the period by application of the treasury-stock method. Convertible preferred stock is reflected on an as-if converted basis. For purpose of this calculation, convertible preferred stock, options to purchase common stock, warrants to purchase preferred stock and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands except per share data):

	Year Ended June 30,
	2008	2007	2006
Numerator:
Net loss	$(29,525)	$(13,572)	$(11,390)
Denominator:
Weighted-average common shares outstanding	31,276	3,839	2,874
Loss per share
Basic and Diluted	$(0.94)	$(3.54)	$(3.96)

The following outstanding options, convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Years Ended June 30,
	2008	2007	2006
Series A convertible preferred stock (as if converted)	—	5,412	5,412
Series B convertible preferred stock (as if converted)	—	9,595	9,159
Series C convertible preferred stock (as if converted)	—	8,239	8,239
Series D convertible preferred stock (as if converted)	—	4,938	4,938
Series E convertible preferred stock (as if converted)	—	2,183	—
Options to purchase common stock	5,493	3,761	2,681
Warrants to purchase Series B convertible preferred	—	—	436
Warrants to purchase common stock	—	100	299

	5,493	34,228	31,164

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 will be effective for the Company in fiscal year 2009. We do not believe that the adoption of SFAS No. 157 will have a material impact on our results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS No. 159 will be effective for the Company in fiscal 2009 and we do not believe that the adoption of SFAS No. 159 will have a material impact on our results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations , (“SFAS No. 141R”). SFAS No. 141R requires entities that acquire control of another business or businesses to measure and recognize any obligations to make payments conditioned on the outcome of future events (contingent consideration) at the fair value of the contingent consideration at the acquisition date. SFAS No. 141R includes in the definition of contingent consideration any right held by the acquirer to the return of previously transferred consideration if specific conditions are met. SFAS No. 141R also defines a bargain purchase and requires the acquirer to recognize the excess fair value involved in such a purchase in earnings as a gain attributable to the acquirer. SFAS No. 141R is effective for acquisitions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FASB has prohibited earlier adoption of SFAS No. 141R. SFAS No. 141R will be effective for the Company in fiscal 2010 and we are currently evaluating the effect that the adoption of SFAS No. 141R will have on future acquisitions made by the Company.

NOTE 3.    BALANCE SHEET DETAILS

	June 30,
	2008	2007
Inventories
Raw materials	$3,232	$1,504
Work-in-process	3,728	2,840
Finished goods	1,566	736
Reserves for excess and obsolete	(359)	(216)

	$8,167	$4,864

Property and Equipment
Land	$327	$—
Building and leasehold improvements	3,331	1,465
Machinery and equipment	5,275	2,265
Furniture, fixtures, and office equipment	4,380	2,448
Construction-in-progress	188	2,569

	13,501	8,747
Less: accumulated depreciation	(4,464)	(3,006)

	$9,037	$5,741

Other Accrued Liabilities
Accrued compensation	$4,293	$2,576
Accrued legal and patent expenses	116	128
Accrued marketing programs	101	805
Accrued taxes, permits, licenses	1,430	1,725
Other accrued liabilities	2,126	1,452

	$8,066	$6,686

NOTE 4.    PURCHASE OF ADVANCED COSMETIC INTERVENTION, INC.

On April 29, 2008, we acquired substantially all of the assets of privately-held, Denver, Colorado based, Advanced Cosmetic Intervention, Inc. (“ACI”) and associated technology rights for $12,418 consisting of an initial payment of $12,004 and $414 of transaction costs. In addition, we assumed $191 of liabilities. In accordance with the purchase agreement, we are also required to pay contingent consideration based on a percentage of sales as well as a one-time payment of $7,500 in the event sales of the acquired product exceeds $60,000 in any calendar year from 2011 to 2014. The ACI technology has received 510(k) clearance from the FDA as a device to create nerve lesions. We expect to conduct clinical studies specifically intended to support an FDA application and other foreign applications seeking clearance to market this product for the treatment of glabellar furrow lines.

This transaction was accounted for as a purchase of assets because the assets acquired did not meet the definition of a business as defined in EITF 98-3, Determining whether a nonmonetary transaction involves receipt of productive assets or of a business.

The purchase price was allocated as follows:

Property and equipment	$228
Inventories	778
Liabilities assumed	(191)
Acquired In-process research and development	11,230
Customer relationships	143
Assembled workforce	230

Total	$12,418

We allocated the purchase price to ACI’s tangible assets, assumed liabilities and intangible assets such as assembled workforce and acquired in-process research and development. We used independent valuation experts to assist us with the valuation of the intangible assets acquired in accordance with the guidance provided by the AICPA Technical Practice Aid, Asset acquired in a business combination to be used in research and development activities. The $1,006 of tangible assets acquired is comprised of $228 of property and equipment, net of accumulated depreciation, and $778 in inventory.

The acquired assembled workforce includes the estimated cost to replace existing employees, including recruiting and training costs. We are amortizing the value assigned to the assembled workforce of $230 on a straight-line basis over an estimated useful life of 6 years.

The customer relationships intangible asset relates to the value of the existing customer base that we will continue to support. We are amortizing the value of the customer relationships over the estimated useful life of 6 years.

The valuation of the acquired in-process research and development was determined using the income approach. The in-process research and development project relates to the development of clinical programs designed to obtain the approval of the ACI device to be used for the treatment of glabellar furrow lines using ACI’s technology for the generation of nerve lesions.

The income approach estimates the value of the acquired project in process based on its expected future cash flows. The valuation analysis considered the degree of completion of the in-process research and development project. The expected present value of the cash flows associated with the in-process research and development project was computed using a risk adjusted rate of return commensurate with the inherent risk and percentage of completion of the in-process projects. The purchased technology had not reached technological feasibility, has no economically viable alternative future use and has not received FDA approval for the indication we sought. Accordingly, the acquired in-process research and development was immediately charged to expense in the consolidated statement of operations

The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the acquired in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the acquired in-process projects include obtaining the necessary regulatory approvals in a timely manner and being able to successfully and profitably produce, distribute and sell products.

NOTE 5.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2008	2007
Patents	$14	$14
Customer relationships	143	—
Assembled workforce	230	—

Intangible assets—total gross carrying value	$387	$14

Accumulated amortization consists of the following:

	Amortization term (years)	June 30,
		2008	2007
Patents	13.5	$8	$7
Customer relationships	6.0	4	—
Assembled workforce	6.0	6	—

Total accumulated amortization		$18	$7

The weighted average amortization term is 6.3 years.

Amortization expense of $11, $284 and $134 for the years ended June 30, 2008, 2007 and 2006, respectively, is included in general and administrative expense in the accompanying consolidated statements of operations. Future amortization expense is approximately $63 per year for fiscal years 2009 to 2013.

Intangible assets acquired were recorded at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by management, assisted by independent valuation experts, using relevant information and assumptions. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant judgment with respect to revenue and expense growth rates, and use of an appropriate discount rate.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into several capital leases for office equipment. We had $128 and $86 in assets under capital lease obligations at June 30, 2008 and June 30, 2007, respectively. Accumulated depreciation associated with these capital leases was $27 and $33 at June 30, 2008 and June 30, 2007, respectively.

Our operating leases are leases for our facilities. We have two facilities in Wisconsin that we are currently leasing. One of the facilities is leased through December 31, 2011, and the second one through March 31, 2012, both with the option to extend for an additional five years. In addition, we exercised our option to purchase our main manufacturing facility in Wisconsin, which includes land and building, for $1,475 on March 31, 2008. We also lease facilities in Colorado and California where we have executive, clinical, finance, regulatory affairs and sales and marketing operations, as well as in the Netherlands, from which we manage our European and other international operations. The lease on our initial California facility expired on August 31, 2008. We have entered into a lease for new office space in California on July 16, 2008 which has been disclosed as a subsequent event in Note 13. The Netherlands facility lease expires on February 27, 2010 and our Colorado lease expires on July 31, 2010. In addition to rent, we are required to pay real estate taxes, insurance coverage, security, utilities, and repairs and maintenance on all of our leases. We have also entered into several leases for office equipment.

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of June 30, 2008:

	Capital Lease	Operating Lease
Years ending June 30,
2009	$40	$356
2010	41	221
2011	17	101
2012	7	78

Total minimum lease payments	105	$756

Less amounts representing interest	(11)

Present value of minimum lease payments	94
Less current portion	(34)

Long term portion of capital lease obligations	$60

Total rent expense was $693, $472 and $358 for the years ended June 30, 2008, 2007 and 2006, respectively. Deferred rent was $56 and $73 at June 30, 2008 and 2007, respectively.

License Agreements

In fiscal 2007, we entered into agreements with Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) that provided us exclusive US distribution rights for Polidocanol, and with CryoLife. Inc. (“CryoLife”) for exclusive US, Canada and European distribution rights for aesthetics applications for BIOGLUE®. We charged $2,200 to research and development expense in fiscal 2007 for minimum, non-cancelable payments required under these two agreements. Of this amount, we paid $500 in fiscal 2007 and paid the remaining $1,700 in fiscal 2008. Contingent payments totaling $3,200 under the agreement with Kreussler and $500 under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable, except for a $700 license payment to Kreussler that we believe will likely become payable during fiscal 2009.

Under a license from Artes Medical related to patents held by them that apply to implantable products containing microsphere particles, we were obligated to pay royalties based on sales of our products. On September 21, 2007, we executed an agreement with Artes Medical to pre-pay all royalty obligations payable to Artes Medical in the future by making two payments totaling $5,500. The first payment $2,000 was made in fiscal 2007 and the second payment $3,500 was made in fiscal 2008. These payments replaced any royalty that we would have been obligated to pay to Artes Medical in the future under the terms of the license. These payments were recorded as prepaid royalty and are expensed as a percentage of sales based on estimated future sales over the life of the related patents.

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have any material adverse effect on our business, results of operations or financial condition as of June 30, 2008.

In August 2007, we learned that one of our international distributors had resold some of our product in a prohibited country without the required license from the U.S. Department of Commerce (“Commerce Department”). We have self-reported this matter to the Commerce Department and are unable at this time to predict if the Commerce Department will elect to take any action or impose any fines in relation to these sales. At this time we do not believe that the resolution of this will have a material adverse impact on us.

NOTE 7. STOCKHOLDERS’ EQUITY

Initial Public Offering

On November 6, 2007, we completed our initial public offering of common stock (“IPO”) and we sold and issued 11,500 shares of common stock at an issuance price of $8 per share. We raised a total of $92,000 in gross proceeds from the IPO, or $83,095 in net proceeds after deducting underwriting discounts and other associated costs. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 30,367 shares of common stock on a 1:1 conversion rate.

Convertible Preferred Stock

Under our amended and restated certificate of incorporation, we are authorized to issue 10,000 shares of undesignated convertible preferred stock with a par value of $0.01 per share. As of June 30, 2008, there is no convertible preferred stock outstanding.

Warrants

In connection with the acquisition of certain assets from Cutanix Corporation in fiscal 2005, we issued a warrant to purchase 100 shares of common stock, at an exercise price of $5.60. On November 2, 2007, Cutanix exercised its right to buy our common stock at $5.60 per share. The exercise was affected as a net-share settlement under which we issued 44 shares to Cutanix in exchange for the warrants it held. The number of shares issued was determined based on the amount by which the warrants were in the money at the time of the exercise. No warrants remain outstanding at June 30, 2008.

Common Stock

We are authorized to issue 100,000 shares of common stock with a par value of $0.01. Each share of common stock has the right to one vote. Of the common stock authorized at June 30, 2008, 9,096 shares have been reserved for issuance of stock options. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Shares Reserved for Future Issuance

At June 30, 2008 and 2007, we reserved shares of common stock for future issuance as follows:

	Shares
	2008	2007
Convertible preferred stock	—	31,223
Stock options outstanding	5,493	3,761
Stock options available for future grants	3,603	2,714
Warrants to purchase Series B convertible preferred stock	—	—
Warrants to purchase common stock	—	100

	9,096	37,798

NOTE 8.    STOCK BASED COMPENSATION

Stock Option Plans

We have one active stock option plan, the 2007 Equity Incentive Plan (the “2007 Plan”), which became effective as of our IPO in November 2007. Previously we granted stock options under three other plans: the 2003

(Active) Stock Plan, the 2003 (Terminated) Stock Plan, and the 2000 Plan. All three of these earlier plans have been terminated and we can no longer grant stock options under them. Options previously granted under them remain in effect.

As of the effectiveness of our IPO we became authorized to issue stock options, stock appreciation rights, restricted stock and restricted stock units or performance shares and units for 4,000 common shares under the 2007 Plan. The pool of shares available for use in the 2007 Plan will be increased on the first day of each fiscal year beginning with the 2008 fiscal year, in an amount equal to the lesser of (i) 4,000 shares, (ii) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board of Directors. The 2007 Plan states that the exercise price of options and stock appreciation rights will not be less than 100% of the fair market value of the underlying common stock on the date of the grant. The Board of Directors, or its designate, will determine the exercise price for restricted stock or restricted stock units and performance shares or units. The Board of Directors, or its designee, has the authority to set vesting periods, conditions, performance goals and incentives for all awards. Options granted under the 2007 Plan have a four year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant. Options under the three earlier plans were generally granted on the same terms.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS No. 123R”) using the prospective method. SFAS No. 123R establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period.

The weighted-average grant date fair value per share of employee stock options granted during the year ended June 30, 2008 of $3.06 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility, 45.1%; expected term, 4.61 years; risk-free interest rate, 4.5%; and expected dividend yield, 0%. For the year ended June 30, 2007 the weighted-average grant date fair value per share of employee stock options granted during the year of $1.49 was calculated with the following weighted average assumptions: expected volatility, 45.0%; expected term, 4.39 years; risk-free interest rate, 4.9%; and expected dividend yield, 0%.

The assumptions were developed as follows:

Volatility—As we have minimal trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the median historic stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biotech medical device industry similar in size, stage of life cycle and financial leverage. As permitted for privately-held companies under SFAS No. 123 prior to the adoption of SFAS No. 123R, we used the minimum value method for determining pro-forma disclosure and no volatility was applied in the valuation of employee options.

Expected Term—We have little historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants. As a result, for all stock option grants made during the years ended June 30, 2008, and 2007, the expected term was estimated as the average of the vesting term and the contractual life, using the method allowed under Securities and Exchange Commission SAB No. 107. For stock options granted during the year ended June 30, 2006, we estimated the expected term of stock options based on the expected terms of options granted by publicly traded industry peers.

Risk-Free Rate—The risk-free interest rate assumption was based on zero coupon U.S. Treasury instruments whose term was consistent with the expected term of our stock option grants.

Expected Dividend Yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Common Stock Fair Value—The fair value of our common stock during fiscal 2007 and 2006 and prior to our public offering in November 2007 was determined by contemporaneous evaluations by our Board of Directors based on consideration of a variety of factors including, beginning in the second quarter of fiscal 2007, independent contemporaneous valuations prepared by an independent third party valuation firm. In conducting these valuations, we used a two-step methodology that first estimated our fair value as a whole, and then allocated a portion of the enterprise value to our common stock. This approach is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation methodology utilized the “income approach” to estimate enterprise value. This enterprise value was then tested for reasonableness utilizing the "market approach." The income approach involved projecting future cash flows, discounting them to present value using discount rates ranging from 24% to 30% based upon a risk adjusted weighted average cost of capital of comparable companies, and applying probabilities for success of our product candidates to the resulting discounted cash flows. The projection of future cash flows, the determination of an appropriate discount rate and the estimates of probability for success of our product candidates each involved a significant degree of judgment.

Forfeitures—SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates refer to the likelihood that unvested options will be cancelled or forfeited due to termination of employment. In developing the expected future forfeiture rates, we analyzed unvested cancellations experience since September 2000.

Employee stock-based compensation expense under SFAS 123R was recorded as follows:

	Year-ended June 30, 2008	Year-ended June 30, 2007
Cost of sales	$136	$36
Sales and marketing expense	731	166
Research and development expense	336	35
General and administrative expense	1,045	188

Total employee stock-based compensation expense	$2,248	$425

There was no impact on cash flows. No income tax benefit was recognized in the statement of operations for the year ended June 30, 2008, 2007 or 2006 as we were not profitable. The total compensation cost related to unvested stock option grants not yet recognized as of June 30, 2008 was $6,121 and the weighted-average period over which these grants are expected to vest is 2.4 years.

The following table summarizes activity under our stock option plans from July 1, 2005 through June 30, 2008:

Options	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	2,029	2,674	$0.51
Authorized	3,500	—
Granted	(1,379)	1,379	$1.45
Exercised	—	(1,039)	$0.37
Forfeited or expired	226	(333)	$0.56

Outstanding at June 30, 2006	4,376	2,681	$1.04
Granted	(1,800)	1,800	$3.46
Exercised	—	(570)	$0.62
Forfeited or expired	138	(150)	$1.56

Outstanding at June 30, 2007	2,714	3,761	$2.25
Authorized	4,000	—
Granted	(2,398)	2,398	$7.01
Exercised	—	(260)	$1.25
Forfeited or expired	(713)	(406)	$6.33

Options outstanding at June 30, 2008	3,603	5,493	$4.07	8.03	$6,152

Vested and expected to vest		5,081	$4.01	7.98	$5,891
Exercisable at June 30, 2008		2,057	$2.68	7.13	$3,832

At June 30, 2008, the fair value of our common stock was $4.04 per share. During the years ended June 30, 2008, 2007 and 2006, the intrinsic value of options exercised was $1,386, $1,370 and $1,046, respectively.

Certain information regarding stock option grants during fiscal 2008 is as follows:

Grant Date	Number of Shares for Options Granted	Fair Value of Common Stock Per Share	Option Exercise Price Per Share	Per Share Intrinsic Value
July 25, 2007	1,905	$7.30	$7.30	—
August 16, 2007	56	$7.30	$7.30	—
November 30, 2007	138	$7.76	$7.76	—
February 11, 2008	38	$5.70	$5.70	—
April 1, 2008	78	$4.98	$4.98	—
May 1, 2008	84	$5.16	$5.16	—
June 2, 2008	99	$4.43	$4.43	—

On July 9, 2008, we granted 1,751 options to purchase common stock at an option exercise price of $3.71.

The following table summarizes information about stock options outstanding as of June 30, 2008:

Range of Exercise Prices	Number of Shares	Options Outstanding Weighted-average remaining contractual life (years)	Weighted- average Exercise Price	Options Exercisable
				Number of Shares	Weighted- average exercise price
$0.45-$1.25	1,240	6.4	$0.89	871	$0.86
$1.75-$2.50	1,164	7.9	$2.25	540	$2.18
$3.75-$4.50	1,114	8.5	$4.10	346	$4.06
$4.98-$5.70	183	9.6	$5.16	1	$5.70
$7.30-$7.76	1,792	8.8	$7.33	299	$7.30

$0.45-$7.76	5,493	8.0	$4.07	2,057	$2.68

Stock Options Granted to Non-employees:

Expense recognized with stock options granted to non-employees was $125, $501 and $133 for the years ended June 30, 2008, 2007 and 2006, respectively. The expense for the year ended June 30, 2008 was $125 of which $16 and $109 were charged to sales and marketing and general and administrative expense, respectively in the accompanying consolidated statement of operations. Stock options to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Weighted-average expected volatility	45%	45%	100%
Weighted-average expected term (years)	10.0	10.0	10.0
Weighted-average risk-free interest rate	4.3%	4.9%	4.8%
Expected dividend yield	0%	0%	0%

In fiscal 2008 and fiscal 2007, due to the minimal trading history for our common stock, the expected stock price volatility for our common stock used to value stock options granted to non-employees was estimated by taking the median historic stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the non-employee stock option grants. Industry peers consist of several public companies in the life sciences industry similar in size, stage of life cycle and financial leverage. For non-employee stock options granted in fiscal 2006, given our early stage of commercialization and lack of comparability to publicly traded companies, we used 100% as our estimate of volatility.

NOTE 9.    INCOME TAXES

The components of loss before income taxes were:

	Year ended June 30,
	2008	2007	2006
United States	$(30,491)	$(14,113)	$(11,565)
International	1,256	736	194

Total loss	$(29,235)	$(13,377)	$(11,371)

The provision for (benefit from) income taxes consists of the following:

	Year ended June 30,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	—	(34)
Foreign	290	195	53
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$290	$195	$19

The reconciliation of the U.S. federal statutory tax rate to the combined effective tax rate is as follows:

	Year ended June 30,
	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal benefit	5.9%	5.8%	6.0%
Research and development tax credits	0.3%	0.5%	1.1%
Meals & entertainment deduction limitation	(0.8%)	(1.1%)	(0.2%)
Stock based compensation	(1.7%)	(1.3%)	—
Other	—	1.7%	—
Reserve for realization of deferred tax assets	(39.7%)	(42.1%)	(42.1%)

Effective tax rate	(1.0%)	(1.5%)	(0.2%)

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Year ended June 30,
	2008	2007
Deferred Tax Assets
Net operating loss carry forwards	$21,468	$15,235
Amortization of intangible assets	4,661	970
Research and development tax credit carry forwards	1,005	469
Inventory reserves and adjustments	215	220
Stock option compensation expense	918	331
Other accruals and reserves not currently deductible	1,580	2,169

Deferred tax assets, gross	29,847	19,394

Deferred Tax Liabilities
Depreciation	(49)	(192)
Unrepatriated earnings	(84)	(37)

Deferred tax liabilities, gross	(133)	(229)

Net deferred tax assets (liabilities)	29,714	19,165
Less: Valuation allowance	(29,714)	(19,165)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets at June 30, 2008 and 2007 have been fully offset by a valuation allowance. The valuation allowance was increased by $10,549 during 2008 and $5,651 during 2007.

As of June 30, 2008, we had federal net operating loss carry forwards of approximately $56,100 and state net operating loss carry forwards that ranged from approximately $15,700 to $32,300 in various states. These carry forwards will expire between 2014 and 2028 if not utilized. As of June 30, 2008, we had federal and state research and development tax credit carry forwards of approximately $560 and $330, respectively. These carry forwards will expire between 2019 and 2028 if not utilized.

As a result of the successful completion of our initial public offering on November 6, 2007 we experienced an ownership change pursuant to Section 382 of the Internal Revenue Code. Consequently, our utilization of federal net operating loss carry forwards and tax credits originating prior to the initial public offering will be limited to approximately $10,500 of taxable income per year.

Effective July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Upon adoption we did not have any unrecognized tax benefits. Recognition of uncertain tax benefits would not impact our effective tax rate due to the valuation allowance on our deferred tax assets.

The following table summarizes the activity related to our unrecognized tax benefits for the year ending June 30, 2008 (in thousands):

Year ended June 30, 2008
Balance at beginning of year	$—
Gross increase related to tax positions taken during a prior period	154
Gross increase related to current year provision	15
Decreases related to settlements	—
Decreases resulting from lapse of statute of limitations	—

Balance at end of year	$169

There were no accrued interest or penalties related to tax contingencies. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of operations. We do not anticipate that the amount of unrecognized tax benefits existing as of June 30, 2008 will significantly change over the next 12 months. Because of our net operating loss position, all U.S. federal and state income tax returns since inception in 1999 are subject to tax authority examination.

NOTE 10.    SEGMENT REPORTING

We operate in one business segment, which encompasses the developing, manufacturing and marketing of medical aesthetic products for the aesthetics market. We use one measurement of profitability and do not segregate our business for internal reporting.

The following is a summary of net revenue by geographic area (based on location of customer):

	2008	2007	2006
Domestic	$54,393	$39,215	$19,479
International	13,090	8,199	3,171

Total	$67,483	$47,414	$22,650

We operate from facilities in the United States and the Netherlands. Net long-lived assets were as follows:

	2008	2007
Domestic	$8,447	$5,527
International	590	214

Total	$9,037	$5,741

NOTE 11.    RELATED PARTY TRANSACTIONS

There were no significant related party transactions in fiscal 2008. During fiscal 2007 and 2006, we subleased unused office space in our California facility to a company headed by a member of our Board of Directors. We received monthly lease payments of $4 and the total lease payments received were $44 and $2 during fiscal 2007 and 2006, respectively. The sublease terminated on May 31, 2007.

NOTE 12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2008 Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Total revenues	$15,201	$18,616	$16,954	$16,712
Gross profit	12,409	15,536	13,722	14,423
Net loss	$(3,416)	$(1,604)	$(4,497)	$(20,008)
Basic and diluted loss per share	$(0.82)	$(0.06)	$(0.10)	$(0.43)

	Fiscal 2007 Quarter Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Total revenues	$7,790	$11,836	$12,438	$15,350
Gross profit	6,231	9,592	10,373	12,449
Net loss	$(2,342)	$(2,736)	$(3,573)	$(4,921)
Basic and diluted loss per share	$(0.68)	$(0.73)	$(0.88)	$(1.20)

NOTE 13.    SUBSEQUENT EVENTS

On July 16, 2008, we entered into a third amendment of the operating lease of our California facilities to move from our original premises to a new space with more square footage. The committed term of the amended lease runs from September 1, 2008 through August 31, 2012 with an option for us to extend the term of this lease to August 31, 2018. Minimum rental payments range from $41 per month in fiscal 2009 to $53 per month at the end of the committed term.

During the first quarter of fiscal 2009, our partner, Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) submitted positive results from the Phase III clinical trial of Polidocanol (European trade name Aethoxysklerol®), a sclerotherapy product for the treatment of spider and reticular veins, to the FDA as part of the New Drug Application (“NDA”). Additional manufacturing data and documentation is required as part of the NDA filing and is being prepared for submission to the FDA. Once all information required for the NDA has been submitted and accepted for review by the FDA we will become obligated to make a milestone payment of $700 to Kreussler. We believe this will occur by the end of December 2008.

SCHEDULE II

BIOFORM MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the years ended June 30, 2008, 2007 and 2006

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended June 30, 2008	$428	$668	$(260)	$836
Year ended June 30, 2007	$104	$371	$(47)	$428
Year ended June 30, 2006	$128	$30	$(54)	$104
Reserve for excess and obsolete inventory
Year ended June 30, 2008	$216	$178	$(35)	$359
Year ended June 30, 2007	$18	$229	$(31)	$216
Year ended June 30, 2006	$100	$—	$(82)	$18
Valuation allowance on deferred taxes
Year ended June 30, 2008	$19,165	$10,549	$—	$29,714
Year ended June 30, 2007	$13,514	$5,651	$—	$19,165
Year ended June 30, 2006	$9,493	$4,021	$—	$13,514

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 30, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) The financial statements required by Item 15(a) are filed as Item 8 of this annual report.

(2) The financial statement schedules required by Item 15(a) are filed as Item 8 of this annual report.

(3) Exhibits.

Exhibit Number	Description
3.2*	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

3.4*	Amended and Restated Bylaws of the Registrant, as currently in effect

4.1*	Form of the Registrant’s Common Stock Certificate

4.2*	Amended and Restated Investors’ Rights Agreement dated June 28, 2006 as amended on April 27, 2007

10.1*	Form of Director and Executive Officer Indemnification Agreement, as currently in effect

10.2*	Offer Letter Agreement with Steve Basta dated November 7, 2002

10.3*	2003 (Active) Stock Plan and form of agreement

10.4*	2007 Equity Incentive Plan and forms of agreement

10.6*†	Settlement and License Agreement dated October 31, 2005 by and between the Registrant, BioForm Medical Europe B.V., Artes Medical USA, Inc. and Dr. Martin Lemperle

10.7*	Offer Letter Agreement with Derek Bertocci dated October 11, 2006

10.8*	Offer Letter Agreement with Dennis Condon dated May 14, 2007

10.9*	Offer Letter Agreement with Jaap de Lange dated October 1, 2003

10.10*	Offer Letter Agreement with Chris Holmes dated May 5, 2006

10.12*	Offer Letter Agreement with Jason Shelton dated August 22, 2005

10.14*	Second License Agreement by and between the Registrant and Artes Medical, Inc., dated September 21, 2007

10.15*†	Exclusive Supply Agreement by and between ConvaTec, a Division of E.R. Squibb & Sons, Inc. and CAM Implants B.V., dated November 11, 1997

10.16*†	Supply Agreement by and between the Registrant and Ceramed Dental, L.L.C., a wholly owned subsidiary of Dentsply International Inc., a corporation doing business as Tulsa Dental Specialties, dated May 2, 2005, as amended on September 17, 2007

10.20*†	Licensing and Distribution Agreement by and between Chemische Fabrik Kreussler & Co. GmbH and the Registrant, dated May 11, 2007

10.21*†	Exclusive Development, Distribution and Supply Agreement by and between the Registrant and CryoLife, Inc., dated October 27, 2006

10.22††	Asset Purchase Agreement by and between the Registrant and Advanced Cosmetic Intervention, Inc., dated April 29, 2008

21.1	Subsidiaries of BioForm Medical, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 90)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-145584), which was declared effective on November 6, 2007.
†	Portions of the exhibit have been redacted pursuant to an order of confidential treatment.
††	Confidentiality treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Mateo, State of California on September 24, 2008.

BioForm Medical, Inc.

September 24, 2008	By:	/s/ STEVEN L. BASTA
Steven L. Basta
Chief Executive Officer (Principal Executive Officer)

September 24, 2008	By:	/s/ DEREK BERTOCCI
Derek Bertocci
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven L. Basta and Derek Bertocci, his or her attorney-in-fact, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN L. BASTA Steven L. Basta	Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2008

/s/ DEREK BERTOCCI Derek Bertocci	Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2008

/s/ ALBERT CHA Albert Cha	Director	September 24, 2008

/s/ N.C. JOSEPH LAI N.C. Joseph Lai	Director	September 24, 2008

/s/ TIMOTHY P. LYNCH Timothy P. Lynch	Director	September 24, 2008

/s/ EVAN MELROSE Evan Melrose	Director	September 24, 2008

/s/ KEVIN K. SIDOW Kevin K. Sidow	Director	September 24, 2008

/s/ MARTIN SUTTER Martin Sutter	Lead Director	September 24, 2008