Form 10-Q
period 2008-09-30
BIOFORM MEDICAL INC
filed 2008-11-07
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes   ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of October 31, 2008, there were 46,326,607 shares ($0.01 par value per share) of registrant’s common stock outstanding.

BIOFORM MEDICAL, INC.

FORM 10 - Q

Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2008	June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,298	$59,204
Accounts receivable, net of allowance for doubtful accounts of $987 at September 30, 2008 and $836 at June 30, 2008	11,242	10,989
Inventories	8,156	8,167
Prepaid royalties	1,061	929
Prepaid other	2,099	1,603
Other current assets	958	805

Total current assets	73,814	81,697
Property and equipment, net	8,964	9,037
Long-term prepaid royalties	2,923	3,288
Intangible assets, net	353	369
Other assets	298	179

Total assets	$86,352	$94,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,455	$3,533
Deferred revenue	680	454
Accrued royalty expense	543	280
Accrued liabilities	7,658	8,066
Capital lease obligations, current portion	34	34

Total current liabilities	11,370	12,367
Capital lease obligations, long-term portion	52	60

Total liabilities	11,422	12,427
Commitment and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.01 par value, zero outstanding	—	—
Common stock, 100,000 shares authorized, $0.01 par value, 46,327 shares issued and outstanding at September 30, 2008, 46,300 shares issued and outstanding at June 30, 2008	463	463
Additional paid-in capital	159,188	158,480
Accumulated other comprehensive income	85	212
Accumulated deficit	(84,806)	(77,012)

Total stockholders’ equity	74,930	82,143

Total liabilities and stockholders’ equity	$86,352	$94,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Three months ended September 30,
	2008	2007
Net sales	$15,671	$15,201
Cost of sales	2,724	2,792

Gross profit	12,947	12,409

Operating expenses:
Sales and marketing	15,230	11,754
Research and development	2,362	2,181
General and administrative	3,077	2,024

Total operating expenses	20,669	15,959

Other income (expense), net
Interest income, net	328	161
Other income (expense), net	(358)	31

Total other income (expense), net	(30)	192

Loss before income taxes	(7,752)	(3,358)
Provision for income taxes	42	58

Net loss	$(7,794)	$(3,416)

Net loss per share, basic and diluted	$(0.17)	$(0.82)
Weighted-average number of common shares used in computing loss per share, basic and diluted	46,322	4,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(7,794)	$(3,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510	225
Loss on disposal of fixed assets	—	10
Provision for doubtful accounts	269	188
Stock-based compensation expense for employees	668	528
Stock-based compensation expense for non-employees	—	150
Changes in operating assets and liabilities:
Accounts receivable	(774)	(521)
Inventories	(231)	(410)
Prepaid royalties	233	—
Prepaid expenses and other assets	(939)	(5,787)
Deferred revenue	220	(83)
Accounts payable	(1,012)	(898)
Accrued liabilities	77	3,750

Net cash used in operating activities	(8,773)	(6,264)

Cash flows from investing activities
Purchase of property and equipment	(470)	(1,046)

Net cash used in investing activities	(470)	(1,046)

Cash flows from financing activities
Payments on capital leases	(8)	(10)
Proceeds from the issuance of common stock under stock plans	40	114

Net cash provided by financing activities	32	104

Effect of exchange rate changes on cash	305	64

Net decrease in cash and cash equivalents for the period	(8,906)	(7,142)
Cash and cash equivalents at beginning of period	59,204	17,610

Cash and cash equivalents at end of period	$50,298	$10,468

Supplemental disclosures of non-cash investing and financing activities
Purchase of property and equipment under capital leases	$—	$84
Disposal of property and equipment through capital lease terminations	$—	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – The Company and Description of Business, Initial Public Offering and Capitalization of Preferred Stock

The Company and Description of Business

BioForm Medical, Inc. (“we,” “our”, “us”) is a medical aesthetics company incorporated in Delaware on July 12, 1999. Our corporate headquarters are located in San Mateo, California, with manufacturing and research and development sites in Franksville, Wisconsin, and European subsidiaries in the Netherlands and the United Kingdom. We are focused on developing and commercializing products that are used by physicians to enhance their patients’ appearance and are dedicated to bringing doctors and their patients safe and effective products for use in dermatology, plastic surgery and facial plastic surgery.

We currently have two main products, RADIESSE® and COAPTITE®. RADIESSE® is an FDA-approved dermal filler that is marketed for a number of applications including the correction of moderate to severe folds and wrinkles, including nasolabial folds; for the restoration or correction of the signs of facial fat loss or lipoatrophy in patients with human immunodeficiency virus; and for vocal fold augmentation (“VFA”). COAPTITE® is an FDA approved tissue bulking agent used to treat female stress urinary incontinence (“SUI”).

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

Capitalization summary upon closing of initial public offering:

Common stock issued and outstanding as of September 30, 2007	4,222
Shares of common stock issued upon stock option exercises before IPO	67
Net exercise of outstanding warrant prior to IPO	44
Sale of common stock through IPO	11,500
Conversion of preferred stock into common stock upon the closing of the IPO	30,367

Common stock issued and outstanding after IPO	46,200

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”)for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K filed with the SEC on September 26, 2008.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, which are normal and recurring in nature, for a fair presentation of our financial position and of our results of operations for the periods presented. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. We derived the condensed consolidated balance sheet as of June 30, 2008 from the audited consolidated financial statements at that date.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Our comprehensive loss consists of net losses and unrealized gains on foreign exchange translations. The following table lists the components of comprehensive loss as of the end of the periods indicated.

	Three months ended September 30,
	2008	2007
Net loss	$(7,794)	$(3,416)
Unrealized translation gain	127	64

Comprehensive loss	$(7,667)	$(3,352)

Net Loss per Common Share

We compute basic and diluted net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, options to purchase common stock and warrants to purchase common or preferred stock are not included in this calculation because their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three months ended September 30,
	2008	2007
Numerator:
Net loss	$(7,794)	$(3,416)
Denominator:
Weighted-average common shares outstanding	46,322	4,166
Loss per share
Basic and Diluted	$(0.17)	$(0.82)

The following outstanding options, convertible preferred stock and warrants were excluded from the computation of diluted loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	September 30, 2008	September 30, 2007
Series A convertible preferred stock (as if converted)	—	5,412
Series B convertible preferred stock (as if converted)	—	9,595
Series C convertible preferred stock (as if converted)	—	8,239
Series D convertible preferred stock (as if converted)	—	4,938
Series E convertible preferred stock (as if converted)	—	2,183
Options to purchase common stock	7,240	5,590
Warrants to purchase common stock	—	100

	7,240	36,057

Fair Value Measurements

As of July 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 established a framework for measuring fair value and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements. SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—Quoted prices in active markets for identical assets and liabilities.

Level 2—Inputs, other than quoted prices in active markets that are observable either directly or indirectly.

Level 3—Unobservable inputs, in which there is little or no market data, which require the reporting entity to develop its own assumption.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, as we do not have any financial instruments that are required to be measured at fair value under the framework of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement of Financial Accounting Standards No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Though SFAS 159 is effective for our fiscal year 2009 beginning as of July 1, 2008, we do not have any eligible financial assets or financial liabilities that are eligible for the fair value option under SFAS 159 as of September 30, 2008. As such SFAS 159 does not have any impact on our results of operations and financial position.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) requires entities that acquire control of another business or businesses to measure and recognize any obligations to make payments conditioned on the outcome of future events (contingent consideration) at the fair value of the contingent consideration at the acquisition date. SFAS 141(R) includes in the definition of contingent consideration any right held by the acquirer to the return of previously transferred consideration if specific conditions are met. SFAS 141(R) also defines a bargain purchase and requires the acquirer to recognize the excess fair value involved in such a purchase in earnings as a gain attributable to the acquirer. SFAS 141(R) is effective for acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FASB has prohibited earlier adoption of SFAS 141(R). We plan to adopt SFAS 141(R) in fiscal 2010 and are currently evaluating the effect that the adoption of SFAS 141(R) will have on our results of operations and financial position.

Note 3 – Certain Balance Sheet Components

	September 30, 2008	June 30, 2008
Inventories
Raw materials	$3,486	$3,232
Work-in-process	3,567	3,728
Finished goods	1,488	1,566
Reserves for excess and obsolete inventory	(385)	(359)

	$8,156	$8,167

Property and Equipment
Land	$327	$327
Building and leasehold improvements	3,336	3,331
Machinery and equipment	5,651	5,275
Furniture, fixtures, and office equipment	4,506	4,380
Construction-in-progress	65	188

	13,885	13,501
Less: accumulated depreciation	(4,921)	(4,464)

	$8,964	$9,037

Other Accrued Liabilities
Accrued compensation	$2,989	$4,293
Accrued legal and patent expenses	281	116
Accrued marketing programs	332	101
Accrued taxes, permits, licenses	1,705	1,523
Other accrued liabilities	2,351	2,033

	$7,658	$8,066

Note 4 – Commitments and Contingencies

Lease Commitments

We have entered into several capital leases for office equipment. We had $128 in assets under capital lease obligations at September 30, 2008 and June 30, 2008. Accumulated depreciation associated with these capital leases was $33 and $27 at September 30, 2008 and June 30, 2008.

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of September 30, 2008:

Years ending June 30,	Capital Lease	Operating Lease
2009 (remaining 9 months)	$30	$533
2010	40	676
2011	17	554
2012	7	544
2013	1	79

Total minimum lease payments	95	$2,386

Less amounts representing interest	(9)

Present value of minimum lease payments	86
Less current portion	(34)

Long term portion of capital lease obligations	$52

License Agreements

In fiscal 2007, we entered into agreements with Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) that provided us exclusive U.S. distribution rights for Polidocanol, and with CryoLife, Inc. (“CryoLife”) for exclusive U.S., Canada and European distribution rights for aesthetics applications for BIOGLUE®. We charged $2,200 to research and development expense in fiscal 2007 for minimum, non-cancelable payments required under these two agreements. Of this amount, we paid $500 in fiscal 2007 and paid the remaining $1,700 in fiscal 2008. Contingent payments totaling $3,200 under the agreement with Kreussler and $500 under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable, except for a $700 license payment to Kreussler that we believe will likely become payable during fiscal 2009.

Under a license from Artes Medical related to patents held by them that apply to implantable products containing microsphere particles, we were obligated to pay royalties based on sales of our products. On September 21, 2007, we executed an agreement with Artes Medical to pre-pay all royalty obligations payable to Artes Medical in the future by making two payments totaling $5,500. The first payment of $2,000 was made in October 2007 and the second payment of $3,500 was made in December 2007. These payments replaced any royalty that we would have been obligated to pay to Artes Medical in the future under the terms of the license. These payments were recorded as prepaid royalty and are expensed as a percentage of sales based on estimated future sales over the life of the related patents.

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have any material adverse effect on our business, results of operations or financial condition as of September 30, 2008.

In August 2007, we learned that one of our international distributors had resold some of our product in a prohibited country without the required license from the U.S. Department of Commerce (“Commerce Department”). We have self-reported this matter to the Commerce Department and are unable at this time to predict if the Commerce Department will elect to take any action or impose any fines in relation to these sales. At this time we do not believe that the resolution of this matter will have a material adverse impact on us.

Note 5 – Stockholders’ Equity

On November 9, 2007, we filed our amended and restated certificate of incorporation, pursuant to which all preferred stock was converted to common stock and we increased the number of shares authorized to 100,000 shares of common stock and 10,000 shares of undesignated preferred stock.

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Note 6 – Stock Based Compensation

Stock Option Plans

We have one active stock option plan, the 2007 Equity Incentive Plan (the “2007 Plan”), which became effective as of our IPO in November 2007. Previously we granted stock options under three other plans: the 2003 (Active) Stock Plan, the 2003 (Terminated) Stock Plan, and the 2000 Plan. All three of these earlier plans have been terminated and we can no longer grant stock options under them. Of these earlier plans, the only plan with options previously granted that are still outstanding is the 2003 (Active) Stock Plan. The outstanding options from the 2003 (Active) Stock Plan remain in effect.

As of the effectiveness of our IPO we became authorized to issue stock options, stock appreciation rights, restricted stock and restricted stock units or performance shares and units for 4,000 common shares under the 2007 Plan. The pool of shares available for use in the 2007 Plan increases on the first day of each fiscal year beginning with the 2008 fiscal year, in an amount equal to the lesser of (i) 4,000 shares, (ii) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board of Directors. On July 1, 2008, the shares authorized for issuance under the 2007 Plan automatically increased by 1,852 shares. The 2007 Plan states that the exercise price of options and stock appreciation rights will not be less than 100% of the fair market value of the underlying common stock on the date of the grant. The Board of Directors, or its designate, will determine the exercise price for restricted stock or restricted stock units and performance shares or units. The Board of Directors, or its designee, has the authority to set vesting periods, conditions, performance goals and incentives for all awards. Options granted under the 2007 Plan generally have a four year vesting term, have an exercise price equal to the fair market value on the date of grant, and have a ten year life from the date of grant. Options under the three earlier plans were generally granted on the same terms.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) using the prospective method. SFAS 123R establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period.

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

The weighted-average grant date fair value per share of employee stock options granted for the three month periods ended September 30, 2008 and 2007 was $1.61 and $3.20, respectively, calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2008	2007
Weighted-average expected volatility	46%	45%
Weighted-average expected term (years)	4.82	4.59
Weighted-average risk-free interest rate	3.08%	4.78%
Dividend yield	0.00%	0.00%

The assumptions were developed as follows:

Expected Volatility—As we have minimal trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the median historic stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biotech medical device industry similar in size, stage of life cycle and financial leverage.

Expected Term —The expected term were developed by analyzing BioForm’s historical option exercise patterns.

Risk-Free Rate —The risk-free interest rate assumption was based on zero coupon U.S. Treasury instruments whose term was consistent with the expected term of our stock option grants.

Expected Dividend Yield —We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Common Stock Fair Value — The fair value of our common stock is equal to the price at which our stock trades in the open stock market. Prior to our public offering in November 2007 the fair value of our common stock was determined by independent contemporaneous valuations prepared by an independent third party valuation firm. In conducting these valuations, we used a two-step methodology that first estimated our fair value as a whole, and then allocated a portion of the enterprise value to our common stock. This approach is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation methodology utilized the “income approach” to estimate enterprise value. This enterprise value was then tested for reasonableness utilizing the “market approach.” The income approach involved projecting future cash flows, discounting them to present value using discount rates ranging from 24% to 30% based upon a risk adjusted weighted average cost of capital of comparable companies, and applying probabilities for success of our product candidates to the resulting discounted cash flows. The projection of future cash flows, the determination of an appropriate discount rate and the estimates of probability for success of our product candidates each involved a significant degree of judgment.

Forfeitures —SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates refer to the likelihood that unvested options will be cancelled or forfeited due to termination of employment. In developing the expected future forfeiture rates, we analyzed unvested cancellations experience since September 2000.

Stock Options Granted to Employees

We recognized $668 of employee stock-based compensation expense during the three months ended September 30, 2008, and charged $46, $263, $50 and $309 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $528 of employee stock-based compensation expense during the three months ended September 30, 2007, and charged $37, $165, $94 and $232 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We did not recognize any income tax benefit in the condensed consolidated statement of operations for the three month period ended September 30, 2008 or 2007.

The total compensation cost related to unvested stock option grants not yet recognized as of September 30, 2008 was $7,809 and the weighted-average period over which these grants are expected to vest is 2.9 years.

The following table summarizes activity under our stock option plans from July 1, 2008 through September 30, 2008:

Options	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	5,493	$4.07
Granted	1,861	$3.74
Exercised	(27)	$1.48
Forfeited or expired	(87)	$6.29

Options outstanding at September 30, 2008	7,240	$3.97	8.35	$6,081

Vested and expected to vest	6,647	$3.92	8.31	$5,842
Exercisable at September 30, 2008	2,513	$2.94	7.28	$4,189

Stock Options Granted to Non-employees

There was no expense recognized related to stock options granted to non-employees for the three month period ended September 30, 2008. Stock based compensation due to stock options granted to non-employees in the three month period ended September 30, 2007 was $150, of which $40 and $110 were charged to sales and marketing expense and general and administrative expense, respectively.

Stock options granted to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2008	2007
Weighted-average expected volatility	46%	45%
Weighted-average expected term (years)	5	5
Weighted-average risk-free interest rate	2.98%	4.24%
Dividend yield	0.00%	0.00%

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

Note 7 – Income Taxes

Our provision for income taxes was $42 and $58 for the three month periods ended September 30, 2008 and September 30, 2007, respectively. Our provision for income taxes relates to income taxes in our foreign subsidiaries.

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets at September 30, 2008 and June 30, 2008 have been fully offset by a valuation allowance.

The total amount of our unrecognized tax benefits was $169 as of September 30, 2008 and June 30, 2008. None of our unrecognized tax benefits, if recognized, would affect our effective tax rate at present because they would only result in an adjustment of our valuation allowance.

We have no accrued interest or penalties related to tax contingencies. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of operations.

Our federal net operating loss carry forwards expire between 2014 and 2029 if not utilized. Our federal and state research and development tax credit carry forwards expire between 2019 and 2029 if not utilized. Due to our cumulative net operating loss position, all U.S. federal and state income tax returns since inception in 1999 are subject to tax authority examination.

Note 8 – Segment Reporting

We operate in one business segment, which encompasses the developing, manufacturing and marketing of medical aesthetic products. We use one measurement of profitability and do not segregate our business for internal reporting.

The following is a summary of net revenue by geographic area (based on location of customer):

	Three months ended September 30,
	2008	2007
Domestic	$12,740	$12,612
International	2,931	2,589

Total	$15,671	$15,201

We operate from facilities in the United States and the Netherlands. Net long-lived assets were as follows:

	September 30, 2008	June 30, 2008
Domestic	$8,457	$8,447
International	507	590

Total	$8,964	$9,037

No customer accounted for 10% or more of sales in the three months ended September 30, 2008 or 2007. No one customer’s receivable balance is greater than 10% of the total account receivable balance at September 30, 2008 or June 30, 2008.

Note 9 – Subsequent Event

On November 6, 2008, we announced a cost reduction plan designed to reduce annual operating expenses up to $20,000 once all steps are fully implemented. As part of this plan we expect to reduce our workforce by 35 employees plus reduce operating expenses through suspending or deferring various programs throughout all functions of the organization. We expect to incur approximately $500 of expense in the second quarter of fiscal 2009 for severance, medical coverage, and outplacement services for severed employees. There were no costs accrued at September 30, 2008 related to this plan.

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

Overview

We are a medical aesthetics company focused on developing and marketing products that are used by physicians to enhance the appearance of their patients. We were incorporated in Delaware in 1999 and commenced operations in 2000. From 2001 to 2003 we received certain U.S. and international regulatory clearances and approvals for, and engaged in commercial sales of, RADIESSE® and COAPTITE®. We obtained FDA pre-market approval, or PMA, for our key commercial application of RADIESSE® in December 2006. Our core product is RADIESSE® injectable dermal filler which is designed to provide long-lasting, cost-effective and safe aesthetic benefits for patients. We have also developed and commercialized COAPTITE® tissue-bulking agent which is FDA approved and marketed through our distribution agreement with Boston Scientific for use in the treatment of stress urinary incontinence in adult females. We manufacture RADIESSE® and COAPTITE® at our facilities in Wisconsin, though we depend upon suppliers to manufacture components used in our products.

We currently market our products through over 100 direct sales and clinical training representatives in the United States and Europe and a complementary network of third party distributors in more than 30 countries. Our primary customers are dermatologists, plastic surgeons and facial plastic surgeons. RADIESSE® is generally used for the treatment of facial wrinkles and folds. Medical aesthetics procedures such as these are generally not covered by health insurance; instead, consumers pay for these treatments with personal funds. COAPTITE® is used to treat stress urinary incontinence in adult females, which is generally covered by health plans in the United States. Reimbursement coverage of COAPTITE® procedures is generally not provided internationally, which we believe has been primarily responsible for limiting sales of COAPTITE® outside the United States.

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

•

Polidocanol—In May 2007, we entered into an exclusive licensing and distribution agreement in the United States for Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins (sold in Europe under the trade name Aethoxysklerol®). According to the terms of this agreement, the manufacturer of Polidocanol, Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”), is responsible for conducting the clinical trial and submitting regulatory filings for approval of Polidocanol to the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training. In July 2008 Kreussler submitted data to the FDA demonstrating that Polidocanol met the primary endpoint of its Phase III clinical trial. Kreussler plans to submit the manufacturing documentation related to the New Drug Application (“NDA”) for Polidocanol by the end of calendar year 2008.

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

Contingent payments totaling $3.2 million under the agreement with Kreussler and $0.5 million under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Under the agreement with ACI for the purchase of the RELAXED EXPRESSIONS™ product and technology we are required to pay contingent consideration based on a percentage of future sales plus a one-time payment of $7.5 million in the event sales exceed $60 million in any calendar year from 2011 to 2014. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, as well as future sales, we are unable to predict if or when the contingent payments under these agreements will become payable except for a $0.7 million payment to Kreussler that we believe will likely become payable during fiscal 2009. We expect that our future revenue may grow materially as a result of these product candidates and any other future products or indications, if and when we introduce them.

As is common with many companies in the aesthetics sector, we experience the effects of seasonality on our revenues. The first quarter of our fiscal year, which runs from July through September, is typically the slowest quarter of the year due, we believe, to summer vacations by doctors and patients. We also generally observe a modest slowness in our third quarter, which runs from January through March. Our second and fourth quarters, which run from October to December and April to June, respectively, are typically the stronger quarters of our fiscal year. The effects of this seasonal pattern were adversely impacted during fiscal 2008 and may be similarly affected in future quarters by macroeconomic factors.

Sales of RADIESSE® generated more than 90% of our revenue in the first quarter of both fiscal 2009 and fiscal 2008. Other revenue consists primarily of the sale of COAPTITE®. Sales increased modestly in the first quarter of fiscal 2009 over fiscal 2008 due to growth in sales in both the United States and international markets.

We expect that the key factors influencing our revenue in the future will include:

•	patient satisfaction with our products, particularly RADIESSE®;

•	the strength of our direct sales and clinical training teams in the United States and Europe and our international distribution arrangements;

•	timing and scope of regulatory approvals that we have and may receive in the future;

•	The strength or weakness of consumers’ confidence and economic activity in the countries in which we sell our products; and

•	competitive dynamics in the marketplace.

We believe that tight credit markets, weak economies, and low consumer confidence in the US and our major international markets will impact spending on certain cosmetic procedures, including treatment with RADIESSE®, in fiscal 2009. We anticipate that adverse conditions in our markets will continue through at least the end of fiscal 2009 and that recovery thereafter by consumers and the economy will be slow. Our expectations regarding the nature or timing of any macroeconomic recovery are highly uncertain and extended macroeconomic weakness and low consumer discretionary spending may impact our future sales and alter seasonal patterns in our revenue.

To reach our goal of sustained profitability we will need to increase revenues while carefully managing our operating expenses. We have recently begun implementing actions designed to reduce our annual rate of operating expenses by up to $20 million per year by the fourth quarter of fiscal 2009 through savings in program activity and personnel reductions in all functions. To increase revenues we will depend on growth in sales of RADIESSE® in the United States and international markets as well as success in gaining approval from the FDA and regulatory bodies in other countries to market the other products that we have in various stages of development and clinical trials. Competition in the markets for aesthetic medical products is very active. Many dermal filler products are already approved and sold throughout the world and we anticipate that other new fillers will be brought to market in future years. Some competing products are marketed by companies that are considerably larger and have greater resources than we do. Our industry is also characterized by pricing pressure in the form of volume discounting and, in some cases, price reductions and bundling discounts. In addition, we offer customers the opportunity to purchase product at lower unit prices if they purchase more units of RADIESSE®. These factors have contributed to a decline in the average selling price for RADIESSE® and may continue to do so in the future.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

The following table sets forth certain data as a percentage of net sales for the periods indicated. Dollars are in thousands.

	Three months ended September 30,
	2008	% (a)	2007	% (a)	% Change
Net sales	$15,671	100.0	$15,201	100.0	3.1
Cost of sales	2,724	17.4	2,792	18.4	(2.4)

Gross profit	12,947	82.6	12,409	81.6	4.3

Operating expenses
Sales and marketing	15,230	97.2	11,754	77.3	29.6
Research and development	2,362	15.1	2,181	14.3	8.3
General and administrative	3,077	19.6	2,024	13.3	52.0
Other income (expense), net	(30)	(0.2)	192	1.3	(115.6)
Provision for income taxes	42	0.3	58	0.4	(27.6)

Net loss	$(7,794)		$(3,416)		128.2

(a)	Expressed as a percentage of net sales Net Sales

Net sales were $15.7 million for the first three months of fiscal 2009 as compared to $15.2 million for the first three months of fiscal 2008, an increase of $0.5 million or 3%. Domestic sales were $12.8 million for the first three months of fiscal 2009 compared to $12.6 million for the first three months of fiscal 2008, an increase of $0.2 million or 2%. International sales were $2.9 million for the first three months of fiscal 2009 compared to $2.6 million for the first three months of fiscal 2008, an increase of $0.3 million or 12%. The increase in net sales was due primarily to an increase in the volume of units sold. Our average selling price was modestly lower due primarily to customers achieving pricing discounts through higher purchase volumes. We believe sales in the United States benefited from growing appreciation by doctors of the benefits provided by RADIESSE®, and the hiring of additional direct sales and clinical training personnel in fiscal 2008, partially offset by significant weakness in consumer confidence and the economy. Sales in international markets increased mainly due to improvements in our network of international distributors.

Cost of Sales

Cost of sales was $2.7 million for the first three months of fiscal 2009 and $2.8 million for the first three months of fiscal 2008.

Gross Profit

Our gross margin increased from 81.6% to 82.6% due principally to sales promotion costs incurred in the first quarter of fiscal 2008 that we did not incur in the first quarter of fiscal 2009, which was partially offset by lower average selling prices. We anticipate that our gross margin will be approximately 80% to 83% for the balance of fiscal 2009.

Sales and Marketing Expenses

Our sales and marketing expenses were $15.2 million for the first three months of fiscal 2009 as compared to $11.8 million for the first three months of fiscal 2008, an increase of $3.4 million or 29%. As a percentage of sales, sales and marketing expenses were 97% of sales for the first three months of fiscal 2009 compared to 77% for the same period in fiscal 2008. The dollar increase was primarily due to increases in employee related expenses ($2.0 million) and marketing and promotional activities ($1.4 million). In the United States during fiscal 2008 we expanded the number of our direct sales staff (first quarter of fiscal 2008) and our field clinical training staff (throughout fiscal 2008). In Europe, we increased the number of our direct sales staff (first half of fiscal 2008).

Research and Development Expenses

Our research and development expenses were $2.4 million for the first three months of fiscal 2009 as compared to $2.2 million for the first three months of fiscal 2008, an increase of $0.2 million or 9%. As a percentage of sales, research and development expenses were 15% for the first three months of fiscal 2009 compared to 14% for the first three months of fiscal 2008. The dollar increase in research and development was due primarily to higher employee related expenses.

General and Administrative Expenses

Our general and administrative expenses were $3.1 million for the first three months of fiscal 2009 as compared to $2.0 million for the first three months of fiscal 2008, an increase of $1.1 million, or 55%. As a percentage of sales, general and administrative expenses were 20% in the first three months of fiscal 2009 compared to 13% in the first three months of fiscal 2008. The dollar increase was primarily due to higher employee related expenses ($0.6 million) and additional legal, insurance, and other costs ($0.5 million) related to being a publicly traded company.

Other Income/(Expense), Net

Other income/(expense), net for the first three months of fiscal 2009 decreased from the first three months of fiscal 2008. Interest income increased due to the funds raised in our IPO in November 2007, but this was offset by a foreign exchange loss due to the decline in the value of the Euro in the first quarter of fiscal 2009.

Provision for income taxes

Our provision for income taxes for the first three months of fiscal 2009 decreased slightly when compared to the first three months of fiscal 2008 due to a reduction in income tax expense in our foreign subsidiary.

Net Loss

Our net loss increased during the first three months of fiscal 2009 when compared to the first three months of fiscal 2008 due to the factors discussed above.

Liquidity and Capital Resources

The following table highlights selected cash flow components for the first three months of fiscal 2009 and 2008 (amounts are in thousands).

Cash provided by (used in):	Fiscal 2009 (first three months)	Fiscal 2008 (first three months)
Operating activities	$(8,773)	$(6,264)
Investing activities	(470)	(1,046)
Financing activities	32	104

We have incurred losses and generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of $84.8 million as of September 30, 2008. Our primary source of liquidity has been through private placements of shares of our preferred stock and the sale of common stock in association with our initial public offering in November 2007. Cumulative net proceeds from the issuance of preferred and common stock totals $159.7 million. We anticipate that our primary source of liquidity through approximately the end of fiscal 2010 will be our cash and cash equivalents and thereafter, it will be cash provided by operations assuming we reach our goal of sustained profitable operations.

Operating Activities

In the first three months of fiscal 2009, we used $8.8 million in cash in operating activities as compared to $6.3 million in the comparable period of fiscal 2008. Losses from operations were primarily responsible for the cash used in fiscal 2009. In fiscal 2008 cash was used primarily to fund losses from operations and to reduce accrued liabilities.

Investing Activities

Net cash used in investing activity was $0.5 million in the first three months of fiscal 2009 as compared to $1.0 million in the comparable period of fiscal 2008. Our primary investing activities related to purchases of equipment, computers, furniture and installed leasehold improvements for use in production, research, selling and general and administrative activities.

Financing Activities

In the first three months of fiscal 2009 net cash provided from financing activities was less than $0.1 million compared to net cash provided from financing activities of approximately $0.1 million during the first three months of fiscal 2008. Our primary financing activity in the first three months of both fiscal years related to cash received from exercises of stock options.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents (“cash”) were $50.3 million as of September 30, 2008. We believe that our current cash balance will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and contractual obligations for at least the next 12 months. In addition we may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In any of these cases, we may seek to sell equity or debt securities or to obtain a credit facility. It is uncertain whether equity or debt financing may be available to us when needed on terms that are acceptable to us or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2008 (amounts in thousands):

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$95	$40	$49	$6	$—
Operating lease obligations	2,386	721	1,182	483	—
Purchase obligations	1,998	1,998	—	—	—
Royalty obligations	543	543	—	—	—

Total	$5,022	$3,302	$1,231	$489	$—

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

Critical Accounting Policies

We have made no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 26, 2008.

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

As of September 30, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments. At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future.

Our accounts receivable primarily relate to revenues from the sale of RADIESSE® directly to individual physicians and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in Europe, we sell RADIESSE® to distributors. We sell COAPTITE® only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of September 30, 2008.

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

We have incurred net losses of $29.5 million, $13.6 million and $11.4 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and, as of September 30, 2008, we had an accumulated deficit of approximately $84.8 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of RADIESSE® and our other products. We expect to continue operating at a net loss at least during fiscal year 2009 and may continue do so in the future.

If we are unable to maintain or grow revenue from existing products and launch new products while incurring operating expenses at our planned lower levels in response to general economic conditions, the timing of, or our ability to achieve, profitability would be adversely affected. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to maintain or grow revenue or to achieve and sustain profitability would negatively impact the market price of our common stock and require us to seek additional funding, if such funding is then available to us on terms acceptable to us or at all, and the potential difficulty in raising additional funding has increased due to recent adverse conditions in the equity and credit markets.

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

The recent economic slowdown in the United States and our major international markets has led to lower consumer spending that may be responsible for a decline in demand for certain cosmetic procedures and, consequently, the decline in some aesthetic product makers’ results of operations, including our own. A significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. We plan to reduce our operating expenses significantly but we may not be able to compensate adequately for any unexpected shortfall in revenue or to maintain and grow revenues while implementing our planned cost saving measures. Accordingly, a significant shortfall in demand for our products, as well as the implementation of operating expense reductions, could have an immediate and material adverse effect on our business, results of operations and financial condition. Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods, or guidance regarding expectations of future results, should not be relied upon as an indication of our future operating performance.

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

While we believe that the recent slowdown in demand for RADIESSE® is the result of lower consumer demand for cosmetic procedures generally, the decline could also reflect a weakening of our competitive position or physician or patient preference for other products. If the declining revenue growth is due to competitive factors rather than overall demand for cosmetic procedures, then we may not see the increase in revenue that we would otherwise expect with a recovery in the U.S. economy and consumer demand for aesthetic procedures.

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

While we have recently conducted and published clinical studies that we believe demonstrate the advantages of RADIESSE® over other leading dermal fillers, the publication and promotion of these study results may not lead to increased market share. Physicians and patients may not be persuaded by our clinical study data to demand RADIESSE® over our competitors’ products. A number of factors, including price, marketing practices and name recognition, past experience, perception and other factors may lead potential customers to choose our competitors’ products, instead. Additionally, a competitor may perform its own study that contradicts the results of our previously published studies.

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

We believe that clinical confidence in the use of RADIESSE® is important in physician adoption of RADIESSE®, and we invest substantial resources in clinical education activities. Our efforts to train physicians may not be adequate or successful in increasing physician confidence and comfort in using RADIESSE® frequently in their practice. Even if physician confidence in RADIESSE® increases, that may not result in more orders since the decision to choose a product is dependent upon many factors beyond just clinical comfort and confidence.

Our failure to retain or effectively utilize our sales representatives, marketing and clinical education personnel, or our failure to compete effectively in physician, patient and office staff awareness of RADIESSE® could have a material adverse effect on our sales and results of operations.

We may incur significant additional sales and marketing expenses if and when we launch new products.

We believe that our ability to increase revenue on current products and successfully launch new products without incurring significant additional sales and marketing expenses is a key to our transition to profitability. While we believe that our existing sales and marketing infrastructure under healthy macroeconomic structure will allow us to increase revenue on current products and successfully launch new products, we may need to incur significant additional costs for sales and marketing to accomplish these goals. We base our belief regarding the adequacy of our existing sales and marketing organization on a number of assumptions, which may or may not prove to be correct. For example, we believe that, if and when approved, our Polidocanol product will be widely adopted because awareness of Polidocanol is already high in vein centers and dermatologists are performing a significant number of sclerotherapy procedures. We believe that our existing sales and marketing organization, which is accustomed to selling relatively inexpensive disposable products like RADIESSE®, will be able to effectively market and sell RELAXED EXPRESSIONS™, a more expensive capital equipment product, if and when it is approved. However, we may be incorrect about these and other assumptions we have made about the market for our new product candidates. If our assumptions are incorrect, then we may decide that our existing sales and marketing infrastructure is inadequate and incur significant additional sales and marketing expenses that would adversely affect our results of operations, and the timing of, or our ability to achieve, profitability.

To successfully market and sell RADIESSE® internationally, we must address additional risks associated with operations in foreign countries.

International sales accounted for 17%, 19%, and 19% of our total revenue for fiscal 2007, fiscal 2008 and the first quarter of fiscal 2009, respectively. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell RADIESSE®, combined with expansion into new international markets. In several countries in Europe, we have a direct sales organization. We principally rely on third party distributors to sell our products outside of Europe. Our success internationally is subject to a number of risks, including:

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

We currently depend on Boston Scientific to sell COAPTITE®, the sales of which constituted less than 10% of our revenues for fiscal 2007, fiscal 2008, and the first quarter of fiscal 2009. Boston Scientific is a very large corporation. While we believe our relationship with Boston Scientific is in good standing, COAPTITE® represents an immaterial amount of Boston Scientific’s overall revenue and Boston Scientific may in the future determine that resources currently directed to selling COAPTITE® should be redirected to higher priority projects or they may lack motivation to grow or maintain sales of COAPTITE®. If this were to occur, our expectations of future COAPTITE® revenues would be harmed.

We do not expect our recent acquisition of an RF-nerve lesion product to result in significant revenue unless we obtain an additional FDA clearance and are able to demonstrate to physicians and patients that the product is an attractive alternative to existing treatments.

In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention, or ACI and its licensor JNJ Technologies. The RELAXED EXPRESSIONS™ device is currently cleared via a 510(k) by FDA to create RF heat lesions in nerve tissue. While we believe this technology will ultimately offer patients an attractive alternative therapy to Botox for the treatment of frown lines, the product cannot be marketed for uses beyond its current 510(k) indication without specific additional 510(k) clearance. We expect to conduct clinical studies to support a FDA application and other foreign applications for clearance to begin marketing this product for the treatment of frown lines in 2009 or 2010. However, these clinical studies will be expensive and time consuming and may not yield results that would lead the FDA to approve a 510(k) application for the treatment of frown lines. We also expect to engage in clinical evaluation of the device to ensure that it has consistent, predictable and compelling treatment outcomes prior to full commercial launch. If we do not receive this additional FDA clearance, or if the clearance is delayed or limited in scope, or our clinical evaluation is not favorable, our marketing efforts will be significantly limited, and expectation of future revenue from this product will be harmed.

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

In order to support the NDA submission, the manufacturer of Polidocanol conducted a Phase III clinical trial for the use of Polidocanol in treating spider and reticular veins. The trial was conducted based on a design resulting from Kreussler’s communication with the FDA regarding a special protocol assessment, or SPA. Several risks still remain regarding FDA’s review of the clinical study including:

•	Kreussler has limited experience conducting clinical trials pursuant to FDA requirements and obtaining FDA approvals;

•	Kreussler, or the contract clinical research organization managing the study, may have failed to follow proper protocols or may have failed to fully and properly execute the clinical study;

•	the FDA may determine in its clinical trial inspections that the trial was not adequately performed or may raise other questions from its clinical review of the trial data; and

•	the FDA may find that the clinical data does not demonstrate to its satisfaction the safety and efficacy of the product.

If the FDA requires further clinical trials prior to approval, we may be subject to a number of risks, including:

•	any future trial would be designed and conducted by Kreussler, so decisions that could affect the success of the trial would be outside of our control;

•	any future trial may fail to meet its primary or secondary endpoints for effectiveness or may otherwise not meet the rigorous statistical criteria established with the FDA; or

•	undesirable side effects or safety issues might arise that might delay or adversely effect future approval.

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

We have acquired exclusive U.S., Canadian and European distribution rights for aesthetics applications of BIOGLUE AESTHETIC™, a Class III medical device, from CryoLife. Although the FDA cleared BIOGLUE® in 2001 as an adjunct to sutures and staples for use in open surgical repair of large vessels, these clearances may not be used to promote aesthetic applications. We intend to seek FDA clearance for the use of BIOGLUE AESTHETIC™ for aesthetic applications, and hope to obtain such clearance by approximately 2012 or 2013, but we are at an early stage in our development efforts. Our timing for clearance has been delayed from an anticipated 2011 date by our implementation of cost-saving measures. We have completed a 30-patient feasibility study to evaluate the safety and effectiveness of BIOGLUE AESTHETIC™ as a method for tissue fixation in patients undergoing browplasty. We are in the process of designing a pivotal clinical study to support FDA approval. Even though we believe the results of our feasibility study generated encouraging data, a positive pivotal study may not produce safety or effectiveness data that would be adequate to support FDA approval.

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

We have increased the size of our company significantly, and difficulties managing future growth could adversely affect our business, operating results and financial condition.

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

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business. In addition, our management, personnel and facilities currently in place may not be adequate to support our growth. It may be difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our results of operations would suffer. Alternatively, expenditures need to support growth could exceed our current expectations, which would affect our ability to achieve and sustain profitability.

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

We are developing additional formulations of our CaHA technology. Before a new use of or claim for a product can be marketed in the United States, it must first receive FDA approval. The marketing of a product for an indication or application that has not received approval will be viewed as “off-label promotion” and could subject us to an FDA enforcement action, including the issuance of a warning letter and adverse publicity. In addition, any modifications that we may make to the formulation of RADIESSE® or its manufacturing that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use will require a new FDA approval. The FDA may require us to conduct clinical trials to support new indications or formulations, such trials may be time-consuming and expensive, and may produce results that do not result in approval of our FDA application. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. In the event that we do not obtain additional FDA approvals for future indications or uses, our ability to promote our products in the United States and to grow our revenue could be limited.

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

Risks Related to Our Common Stock and Being a Public Company

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of RADIESSE® sales;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	developments in our industry;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts; and

•	changes in the economy, credit availability, and consumer sentiment and purchasing patterns; and

•	significant fluctuations in the overall stock markets that may lead investors to buy or sell our stock even in the absence of any changes in our results or outlook; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These and other factors may make the price of our stock volatile and subject to unexpected fluctuation.

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

If our actual results do not meet our public guidance, or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell RADIESSE® successfully is subject to many uncertainties, as discussed in these risk factors. Additionally, our public guidance is based, in part, on assumptions regarding matters outside our control, like macroeconomic conditions. If our assumptions are incorrect (as, for example, would be the case if the current economic slowdown persists longer than we anticipate), our guidance could be significantly and adversely affected. In light of these factors, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated.

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

We registered our common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (Registration No. 333-145584), for an IPO that was declared effective on November 6, 2007. The net offering proceeds to us, after deducting total expenses were approximately $83.1 million. As of September 30, 2008, we have utilized all of the proceeds of the offering.

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

BioForm Medical, Inc.

Date: NOVEMBER 7, 2008	By:	/S/ STEVEN L. BASTA
STEVEN L. BASTA
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: NOVEMBER 7, 2008	By:	/S/ DEREK BERTOCCI
DEREK BERTOCCI
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)