Form 10-Q
period 2008-12-31
BIOFORM MEDICAL INC
filed 2009-02-13
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Yes  ☐    No  ☑

As of January 31, 2009, there were 46,326,607 shares ($0.01 par value per share) of registrant’s common stock outstanding.

BIOFORM MEDICAL, INC.

FORM 10 - Q

Quarterly Period Ended December 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2008	June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,747	$59,204
Accounts receivable, net of allowance for doubtful accounts of $1,205 at December 31, 2008 and $836 at June 30, 2008	11,637	10,989
Inventories	7,795	8,167
Prepaid royalties	1,110	929
Prepaid other	1,340	1,603
Other current assets	1,048	805

Total current assets	67,677	81,697
Property and equipment, net	8,563	9,037
Long-term prepaid royalties	2,612	3,288
Intangible assets, net	133	369
Other assets	295	179

Total assets	$79,280	$94,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,567	$3,533
Deferred revenue	815	454
Accrued royalty expense	269	280
Accrued liabilities	7,881	8,066
Capital lease obligations, current portion	34	34

Total current liabilities	11,566	12,367
Capital lease obligations, long-term portion	43	60

Total liabilities	11,609	12,427
Commitment and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.01 par value, zero outstanding	—	—
Common stock, 100,000 shares authorized, $0.01 par value, 46,327 shares issued and outstanding at December 31, 2008, 46,300 shares issued and outstanding at June 30, 2008	463	463
Additional paid-in capital	159,859	158,480
Accumulated other comprehensive income	38	212
Accumulated deficit	(92,689)	(77,012)

Total stockholders’ equity	67,671	82,143

Total liabilities and stockholders’ equity	$79,280	$94,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net sales	$16,686	$18,616	$32,357	$33,817
Cost of sales	2,813	3,080	5,537	5,872

Gross profit	13,873	15,536	26,820	27,945
Operating expenses:
Sales and marketing	15,685	13,109	30,915	24,863
Research and development	2,871	2,183	5,233	4,364
General and administrative	3,138	2,220	6,215	4,244

Total operating expenses	21,694	17,512	42,363	33,471

Other income (expenses), net
Interest income, net	212	587	539	748
Other expenses, net	(215)	(132)	(572)	(101)

Loss before income taxes	(7,824)	(1,521)	(15,576)	(4,879)

Provision for income taxes	59	83	101	141

Net loss	$(7,883)	$(1,604)	$(15,677)	$(5,020)

Net loss per share, basic and diluted	$(0.17)	$(0.06)	$(0.34)	$(0.30)

Weighted-average number of shares used in computing loss per share calculation, basic and diluted	46,327	28,777	46,324	16,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(15,677)	$(5,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,014	601
Impairment of long-lived assets	208	—
Loss on disposal of fixed assets	39	8
Provision for doubtful accounts	876	384
Provision for inventory obsolescence	86	101
Stock-based compensation expense for employees	1,339	1,108
Stock-based compensation expense for non-employees	—	136
Changes in operating assets and liabilities:
Accounts receivable	(1,916)	(2,015)
Inventories	252	(1,045)
Prepaid royalties	494	(4,460)
Prepaid expenses and other assets	(299)	(900)
Accounts payable	(883)	(834)
Deferred revenue	540	(180)
Accrued liabilities	111	(1,219)

Net cash used in operating activities	(13,816)	(13,335)

Cash flows from investing activities
Purchase of property and equipment	(614)	(1,948)

Net cash used in investing activities	(614)	(1,948)

Cash flows from financing activities
Net proceeds from the issuance of common stock in initial public offering	—	83,146
Payments on capital leases	(17)	(18)
Proceeds from the issuance of common stock under stock plans	40	238

Net cash provided by financing activities	23	83,366

Effect of exchange rate changes on cash	(50)	58

Net increase (decrease) in cash and cash equivalents for the period	(14,457)	68,141
Cash and cash equivalents at beginning of period	59,204	17,610

Cash and cash equivalents at end of period	$44,747	$85,751

Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock	$—	$(303)
Purchase of property and equipment under capital leases	$—	$(84)
Disposal of property and equipment through capital lease terminations	$—	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – The Company and Description of Business, Initial Public Offering and Capitalization of Preferred Stock

The Company and Description of Business

BioForm Medical, Inc. (“we,” “our”, “us”) is a medical aesthetics company incorporated in Delaware on July 12, 1999. Our corporate headquarters are located in San Mateo, California, with manufacturing and research and development sites in Franksville, Wisconsin, and European subsidiaries in the Netherlands and the United Kingdom. We are focused on developing and commercializing products that are used by physicians to enhance their patients’ appearance and are dedicated to bringing doctors and their patients’ safe and effective products for use in dermatology, plastic surgery and facial plastic surgery.

We currently have two main products, RADIESSE® and COAPTITE®. RADIESSE® is an FDA-approved dermal filler that is marketed for a number of applications including the correction of moderate to severe folds and wrinkles, including nasolabial folds; for the restoration or correction of the signs of facial fat loss or lipoatrophy in patients with human immunodeficiency virus; and for vocal fold augmentation (“VFA”). COAPTITE® is an FDA approved tissue-bulking agent used to treat female stress urinary incontinence (“SUI”).

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

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K filed with the SEC on September 26, 2008.

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

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net loss	$(7,883)	$(1,604)	$(15,677)	$(5,020)
Unrealized translation gain	47	81	174	144

Comprehensive loss	$(7,836)	$(1,523)	$(15,503)	$(4,876)

Net Loss per Common Share

We compute basic and diluted net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Options to purchase common stock are not included in this calculation because their inclusion would be anti-dilutive. All outstanding warrants and convertible preferred stock have been exercised and converted into common stock as of December 31, 2007. There were no warrants or convertible preferred stock issued or outstanding as of December 31, 2008 and 2007.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Numerator:
Net loss	$(7,883)	$(1,604)	$(15,677)	$(5,020)
Denominator:
Weighted-average common shares outstanding	46,327	28,777	46,324	16,472
Loss per share
Basic and diluted	$(0.17)	$(0.06)	$(0.34)	$(0.30)

The following outstanding options were excluded from the computation of diluted loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2008	2007
Options to purchase common stock	7,320	5,553

Fair Value Measurements

As of July 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 established a framework for measuring fair value and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements. SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement of Financial Accounting Standards No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Though SFAS 159 is effective for fiscal 2009 beginning as of July 1, 2008, we do not have any eligible financial assets or financial liabilities that are eligible for the fair value option under SFAS 159 as of December 31, 2008. As such SFAS 159 does not have any impact on our results of operations and financial position.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires entities that acquire control of another business or businesses to measure and recognize any obligations to make payments conditioned on the outcome of future events (contingent consideration) at the fair value of the contingent consideration at the acquisition date. SFAS 141(R) includes in the definition of contingent consideration any right held by the acquirer to the return of previously transferred consideration if specific conditions are met. SFAS 141(R) also defines a bargain purchase and requires the acquirer to recognize the excess fair value involved in such a purchase in earnings as a gain attributable to the acquirer. SFAS 141(R) is effective for acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FASB has prohibited earlier adoption of SFAS 141(R). We plan to adopt SFAS 141(R) in fiscal 2010 and are currently evaluating the effect that the adoption of SFAS 141(R) will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 is an amendment of ARB No. 51 and applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement clarifies the definition of a noncontrolling interest, proscribe how transactions involving a noncontrolling interest are to be recorded and revises disclosure in the consolidated financial statement. This statement is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively when initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all period presented. We plan to adopt SFAS 160 in fiscal 2010 and do not believe it will have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not currently use derivative instruments or engage in hedging activities and, therefore, this statement is not applicable to the Company.

Note 3 – Certain Balance Sheet Components

	December 31, 2008	June 30, 2008
Inventories
Raw materials	$3,359	$3,232
Work-in-process	3,430	3,728
Finished goods	1,388	1,566
Reserves for excess and obsolete inventory	(382)	(359)

	$7,795	$8,167

Property and Equipment
Land	$327	$327
Building and leasehold improvements	3,342	3,331
Machinery and equipment	5,782	5,275
Furniture, fixtures, and office equipment	4,414	4,380
Construction-in-progress	41	188

	13,906	13,501
Less: accumulated depreciation	(5,343)	(4,464)

	$8,563	$9,037

Other Accrued Liabilities
Accrued compensation	$3,181	$4,293
Accrued legal and patent expenses	59	116
Accrued marketing programs	20	101
Accrued taxes, permits, licenses	2,025	1,523
Other accrued liabilities	2,596	2,033

	$7,881	$8,066

Note 4 – Commitments and Contingencies

Lease Commitments

We have entered into several capital leases for office equipment. We had $128 in assets under capital lease obligations at December 31, 2008 and June 30, 2008. Accumulated depreciation associated with these capital leases was $33 and $27 at December 31, 2008 and June 30, 2008, respectively.

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of December 31, 2008:

Years ending June 30,	Capital Lease	Operating Lease
2009 (remaining 6 months)	$20	$362
2010	40	676
2011	17	554
2012	6	544
2013	1	79

Total minimum lease payments	84	$2,215

Less amounts representing interest	(7)

Present value of minimum lease payments	77
Less current portion	(34)

Long term portion of capital lease obligations	$43

License Agreements

In fiscal 2007, we entered into agreements with Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) that provided us exclusive U.S. distribution rights for Polidocanol, and with CryoLife, Inc. (“CryoLife”) for exclusive U.S., Canadian and European distribution rights for aesthetics applications for BIOGLUE®. We charged $2,200 to research and development expense in fiscal 2007 for minimum, non-cancelable payments required under these two agreements. Of this amount, we paid $500 in fiscal 2007 and paid the remaining $1,700 in fiscal 2008. Contingent payments totaling $3,200 under the agreement with Kreussler and $500 under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable, except for a $700 license payment to Kreussler that we believe will likely become payable during fiscal 2009.

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

Cost Reduction Plan

On November 6, 2008, we announced a cost reduction plan designed to reduce annual operating expenses by up to $20,000 per year. During the first two quarters of fiscal 2009, we have operated at the higher expense rate, and we expect to transition to the lower operating expense annual run-rate during the third and fourth quarters of fiscal 2009. As part of this plan, we reduced our workforce by 36 employees, and reduced operating expenses through the suspension and deferral of various programs throughout virtually all functions of the organization. We incurred approximately $784 of expense for the second quarter ended December 31, 2008 for severance, medical coverage, and outplacement services for severed employees which are principally classified in General and Administrative expenses in the Condensed Consolidated Statement of Operations. There was approximately $273 of expense accrued and remaining to be paid at December 31, 2008 related to this plan. In addition, we recognized $208 of impairment charge related to the write-off of the assembled workforce intangible, related to our acquisition of ACI. This impairment charge is classified in Research and Development expenses in the Condensed Consolidated Statement of Operations.

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have any material adverse effect on our business, results of operations or financial condition as of December 31, 2008.

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

As of the effectiveness of our IPO we became authorized to issue stock options, stock appreciation rights, restricted stock and restricted stock units or performance shares and units for 4,000 common shares under the 2007 Plan. The pool of shares available for use in the 2007 Plan increases on the first day of each fiscal year beginning with the 2008 fiscal year, in an amount equal to the lesser of (i) 4,000 shares, (ii) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board of Directors. On July 1, 2008, the shares authorized for issuance under the 2007 Plan automatically increased by 1,852 shares. The 2007 Plan states that the exercise price of options and stock appreciation rights will not be less than 100% of the fair market value of the underlying common stock on the date of the grant. The Board of Directors, or its designate, will determine the exercise price for restricted stock or restricted stock units and performance shares or units. The Board of Directors, or its designee, has the authority to set vesting periods, conditions, performance goals and incentives for all awards. Options granted under the 2007 Plan generally have a four year vesting term, have an exercise price equal to the fair market value on the date of grant, and have a ten year life from the date of grant. Options under the three earlier plans were generally granted on the same terms. As of December 31, 2008 and 2007, there were 3,416 and 1,852 shares, respectively, available for grant under the 2007 Plan.

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

The weighted-average grant date fair value per share of employee stock options granted for the six month period ended December 31, 2008 and 2007 was $1.48 and $3.20, respectively, calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended December 31,
	2008	2007
Weighted-average expected volatility	48%	45%
Weighted-average expected term (years)	4.84	4.59
Weighted-average risk-free interest rate	2.91%	4.66%
Dividend yield	0.00%	0.00%

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

Expected Term —The expected term were developed by analyzing BioForm Medical’s historical option exercise patterns.

Risk-Free Rate —The risk-free interest rate assumption was based on zero coupon U.S. Treasury instruments whose term was consistent with the expected term of our stock option grants.

Expected Dividend Yield —We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Common Stock Fair Value — The fair value of our common stock is equal to the price at which our stock trades in the open stock market. Prior to our public offering in November 2007 the fair value of our common stock was determined by independent contemporaneous valuations prepared by an independent third party valuation firm. In conducting these valuations, we used a two-step methodology that first estimated our fair value as a whole, and then allocated a portion of the enterprise value to our common stock. This approach is consistent with the methods outlined in the American Institute of Certified Public Accountants (“AICPA”) Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation methodology utilized the “income approach” to estimate enterprise value. This enterprise value was then tested for reasonableness utilizing the “market approach.” The income approach involved projecting future cash flows, discounting them to present value using discount rates ranging from 24% to 30% based upon a risk adjusted weighted average cost of capital of comparable companies, and applying probabilities for success of our product candidates to the resulting discounted cash flows. The projection of future cash flows, the determination of an appropriate discount rate and the estimates of probability for success of our product candidates each involved a significant degree of judgment.

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

Stock Options Granted to Employees

We recognized $671 of employee stock-based compensation expense during the three months ended December 31, 2008, and charged $45, $277, $47 and $302 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $1,339 of employee stock-based compensation expense during the six months ended December 31, 2008, and charged $91, $541, $96 and $611 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $580 of employee stock-based compensation expense during the three months ended December 31, 2007, and charged $33, $177, $78 and $292 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $1,108 of employee stock-based compensation expense during the six months ended December 31, 2007, and charged $70, $341, $172 and $525 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We did not recognize any income tax benefit related to stock-based compensation expense in the condensed consolidated statement of operations for the three and six month periods ended December 31, 2008 or 2007.

The total compensation cost related to unvested stock option grants not yet recognized as of December 31, 2008 was $7,361 and the weighted-average period over which these grants are expected to vest is 2.8 years.

The following table summarizes activity under our stock option plans from October 1, 2008 through December 31, 2008:

Options	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2008	7,240	$3.97
Granted	402	$1.67
Exercised	—	$—
Forfeited or expired	(425)	$4.72

Options outstanding at December 31, 2008	7,217	$3.80	7.92	$138

Vested and expected to vest	6,541	$3.75	7.83	$137
Exercisable at December 31, 2008	2,762	$3.05	6.41	$132

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at December 31, 2008.

Stock Options Granted to Non-employees

There was no expense recognized related to stock options granted to non-employees for the three and six month periods ended December 31, 2008. Stock based compensation due to stock options granted to non-employees in the three month period ended December 31, 2007 was $(14), all of which was charged to sales and marketing expense. Stock based compensation due to stock options granted to non-employees in the six month period ended December 31, 2007 was $136, of which $26 and $110 were charged to sales and marketing expense and general and administrative expense, respectively.

Stock options granted to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended December 31,
	2008	2007
Weighted-average expected volatility	N/A	45%
Weighted-average expected term (years)	N/A	10
Weighted-average risk-free interest rate	N/A	4.24%
Dividend yield	N/A	0.00%

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

Note 7 – Income Taxes

Our provision for income taxes was $59 and $83 for the three month periods ended December 31, 2008 and December 31, 2007, respectively. Our provision for income taxes was $101 and $141 for the six month periods ended December 31, 2008 and December 31, 2007, respectively. Our provision for income taxes relates to income taxes in our foreign subsidiaries.

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets at December 31, 2008 and June 30, 2008 have been fully offset by a valuation allowance.

The total amount of our unrecognized tax benefits was $177 as of December 31, 2008 and $169 as of June 30, 2008. None of our unrecognized tax benefits, if recognized, would affect our effective tax rate at present because they would only result in an adjustment of our valuation allowance.

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

The following is a summary of net sales by geographic area (based on location of customer):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Domestic	$13,268	$14,536	$26,008	$27,148
International	3,418	4,080	6,349	6,669

Total	$16,686	$18,616	$32,357	$33,817

We operate from facilities in the United States and the Netherlands. Net long-lived assets were as follows:

	December 31, 2008	June 30, 2008
Domestic	$8,101	$8,447
International	462	590

Total	$8,563	$9,037

No customer accounted for 10% or more of net sales in the three or six months ended December 31, 2008 or 2007. No one customer’s receivable balance is greater than 10% of the total account receivable balance at December 31, 2008 or June 30, 2008.

Note 9 – Subsequent Event

On December 19, 2008, we filed a Tender Offer Statement on Schedule TO with the SEC, which allowed officers and employees of BioForm Medical, Inc. and its subsidiaries the opportunity to exchange outstanding options to purchase shares of our common stock with a per share exercise price equal to or greater than $3.70, which we referred to as “Eligible Options,” for new options to purchase the same number of shares of our common stock, which we referred to as “Replacement Options,” under the terms and under the conditions set forth in the Tender Offer. This Offer commenced on December 22, 2008 and expired on January 22, 2009.

We have priced and granted the Replacement Options at a per share exercise price of $1.12 on January 22, 2009, which was the closing price on the expiration date of the Tender Offer. We exchanged a total of 3,688 eligible options for replacement options during the offering period, 1,812 shares of which were tendered from our 2003 (Active) Stock Plan and 1,877 shares of which were tendered from our 2007 Equity Incentive Plan. The total amount of additional incremental stock-based compensation cost resulting from the tender offer (or exchange) was approximately $1,383, which will be added to the unamortized stock compensation not yet expensed of $5,783 for the cancelled options and recognized ratably over the new four year vesting period which commenced on the grant date (January 22, 2009). Each Replacement Option has been issued subject to the terms and conditions of the 2007 Equity Incentive Plan, and all eligible options received in the exchange both from the 2003 (Active) Stock Plan and from the 2007 Equity Incentive Plan, have been cancelled as of January 22, 2009 and returned to the 2007 Equity Incentive Plan.

There were no incremental stock-based compensation costs related to the Tender Offer recognized during the quarter ended December 31, 2008.

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

Overview

We are a medical aesthetics company focused on developing and marketing products that are used by physicians to enhance the appearance of their patients. We were incorporated in Delaware in 1999 and commenced operations in 2000. From 2001 to 2003 we received certain U.S. and international regulatory clearances and approvals for, and engaged in commercial sales of, RADIESSE® and COAPTITE®. We obtained FDA pre-market approval, or PMA, for our key commercial application of RADIESSE® in December 2006. Our core product is RADIESSE® injectable dermal filler which is designed to provide long-lasting, cost-effective and safe aesthetic benefits for patients. As of December 2008, we have shipped more than 1,000,000 syringes of RADIESSE® worldwide since 2002. We have also developed and commercialized COAPTITE® tissue-bulking agent which is FDA approved and marketed through our distribution agreement with Boston Scientific for use in the treatment of stress urinary incontinence in adult females. We manufacture RADIESSE® and COAPTITE® at our facilities in Wisconsin, though we depend upon suppliers to manufacture components used in our products.

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

•

RADIESSE®—We have a number of ongoing programs evaluating new forms, applications and indications of our patent protected RADIESSE® technology. The first new commercial product derived from these efforts is expected to be a combination of RADIESSE® and Lidocaine which may improve comfort for patients and flow characteristics for physicians, and is expected to be launched in calendar year 2009.

•

Polidocanol—In May 2007, we entered into an exclusive licensing and distribution agreement in the United States for Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins (sold outside of the United States under the trade name Aethoxysklerol®). According to the terms of this agreement, the manufacturer of Polidocanol, Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”), is responsible for conducting the clinical trial and submitting regulatory filings for approval of Polidocanol to the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training. In July 2008 Kreussler submitted data to the FDA demonstrating that Polidocanol met the primary endpoint of its Phase III clinical trial. Kreussler plans to submit the manufacturing documentation related to the New Drug Application (“NDA”) for Polidocanol in the second half of our fiscal 2009.

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

Contingent payments totaling $3.2 million under the agreement with Kreussler and $0.5 million under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Under the agreement with ACI for the purchase of the RELAXED EXPRESSIONS™ product and technology, we are required to pay contingent consideration based on a percentage of future sales plus a one-time payment of $7.5 million in the event sales exceed $60 million in any calendar year from 2011 to 2014. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, as well as future sales, we are unable to predict if or when the contingent payments under these agreements will become payable except for a $0.7 million payment to Kreussler that we believe will likely become payable during fiscal 2009. We expect that our future revenue may grow materially as a result of these product candidates and any other future products or indications, if and when we introduce them.

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

Sales of RADIESSE® generated more than 90% of our revenue in the second quarter and the first six months of both fiscal 2009 and fiscal 2008. Other revenue consists primarily of the sale of COAPTITE®.

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

We believe that tight credit markets, weak economies, and low consumer confidence in the United States and our major international markets are adversely impacting spending on certain cosmetic procedures, including treatment with RADIESSE®, during fiscal 2009. We anticipate that adverse macroeconomic conditions will continue to adversely affect the dermal filler market through at least the end of fiscal 2009, and likely beyond fiscal 2009. Our expectations regarding the nature or timing of any macroeconomic recovery, as well as any recovery in the dermal filler market, are highly uncertain and extended macroeconomic weakness and low consumer discretionary spending may impact our future sales and alter seasonal patterns in our revenue.

To reach our goal of sustained profitability we will need to increase revenues while carefully managing our operating expenses. We have recently implemented plans designed to reduce our annual rate of operating expenses by up to $20 million per year by the fourth quarter of fiscal 2009 through savings in program activities and personnel reductions in most functions other than our field sales personnel. To increase revenues we will depend on growth in sales of RADIESSE® in the United States and international markets as well as success in gaining approval from the FDA and regulatory agencies in other countries to market the other products that we have in various stages of development and clinical trials. Competition in the markets for aesthetic medical products is very active. Many dermal filler products are already approved and sold throughout the world and we anticipate that other new fillers will be brought to market in future years. Some competing products are marketed by companies that are considerably larger and have greater resources than we do. Our industry is also characterized by pricing pressure in the form of volume discounting and, in some cases, price reductions and bundling discounts. In addition, we offer customers the opportunity to purchase product at lower unit prices if they purchase more units of RADIESSE®. These factors have contributed to a decline in the average selling price for RADIESSE® and may continue to do so in the future.

Results of Operations

Comparison of the three and six months ended December 31, 2008 and 2007

The following table sets forth certain data as a percentage of net sales for the periods indicated. Dollars are in thousands.

	Three months ended December 31,
	2008		2007		%
	Amount	% (a)	Amount	% (a)	Change
Net sales	$16,686	100.0	$18,616	100.0	(10.4)
Cost of sales	2,813	16.9	3,080	16.5	(8.7)

Gross profit	13,873	83.1	15,536	83.5	(10.7)
Operating expenses
Sales and marketing expenses	15,685	94.0	13,109	70.4	19.7
Research and development expenses	2,871	17.2	2,183	11.7	31.5
General and administrative expenses	3,138	18.8	2,220	11.9	41.4
Other income (expense), net	(3)	(0.02)	455	2.4	(100.7)
Provision for income taxes	59	0.4	83	0.5	(28.9)

Net loss	$(7,883)		$(1,604)

	Six months ended December 31,
	2008		2007		%
	Amount	% (a)	Amount	% (a)	Change
Net sales	$32,357	100.0	$33,817	100.0	(4.3)
Cost of sales	5,537	17.1	5,872	17.4	(5.7)

Gross profit	26,820	82.9	27,945	82.6	(4.0)
Operating expenses
Sales and marketing expenses	30,915	95.5	24,863	73.5	24.3
Research and development expenses	5,233	16.2	4,364	12.9	19.9
General and administrative expenses	6,215	19.2	4,244	12.5	46.4
Other income (expense), net	(33)	(0.1)	647	1.9	(105.1)
Provision for income taxes	101	0.3	141	0.4	(28.4)

Net loss	$(15,677)		$(5,020)

(a)	Expressed as a percentage of net sales

Comparison of the three months ended December 31, 2008 and 2007

Net sales were $16.7 million for the second quarter of fiscal 2009 as compared to $18.6 million for the second quarter of fiscal 2008, a decrease of $1.9 million or 10.2%. Domestic sales were $13.3 million for the second quarter of fiscal 2009 compared to $14.5 million for the second quarter of fiscal 2008, a decrease of $1.2 million or 8.3%. International sales were $3.4 million for the second quarter of fiscal 2009 compared to $4.1 million for the second quarter of fiscal 2008, a decrease of $0.7 million or 17.1%. The decrease in net sales was due primarily to a decrease in the volume of units sold, which primarily resulted from significant weakness in consumer confidence and the economy.

Cost of Sales

Cost of sales was $2.8 million for the second quarter of fiscal 2009 and $3.1 million for the second quarter of fiscal 2008, a decrease of $0.3 million or 9.7%. The decrease was primarily due to a decrease in the volume of units sold.

Gross Profit

Gross profit was $13.9 million for the second quarter of fiscal 2009 as compared to $15.5 million for the second quarter of fiscal 2008, a decrease of $1.6 million, or 10.3%. The gross profit, as a percentage of net sales, for the second quarter of fiscal 2009 was 83.2% as compared to 83.3% for the second quarter of fiscal 2008. We anticipate that our gross margin will be approximately 80% to 83% for the balance of fiscal 2009.

Sales and Marketing Expenses

Our sales and marketing expenses were $15.7 million for the second quarter of fiscal 2009 as compared to $13.1 million for the second quarter of fiscal 2008, an increase of $2.6 million or 19.8%. As a percentage of net sales, sales and marketing expenses were 94.0% of net sales for the second quarter of fiscal 2009 compared to 70.4% for the same period in fiscal 2008. The dollar increase was primarily due to increases in employee related expenses ($1.5 million) and marketing and promotional activities ($1.1 million). In the United States during fiscal 2008, we expanded the number of our direct sales staff (first quarter of fiscal 2008) and our field clinical training staff (throughout fiscal 2008). In Europe, we increased the number of our direct sales staff (first half of fiscal 2008).

Research and Development Expenses

Our research and development expenses were $2.9 million for the second quarter of fiscal 2009 as compared to $2.2 million for the second quarter of fiscal 2008, an increase of $0.7 million or 31.8%. As a percentage of net sales, research and development expenses were 17.4% for the second quarter of fiscal 2009 compared to 11.8% for the second quarter of fiscal 2008. The dollar increase in research and development was due to higher clinical trial and development expenses and the allocation of expenses incurred as part of the reduction of our workforce under the cost reduction plan.

General and Administrative Expenses

Our general and administrative expenses were $3.1 million for the second quarter of fiscal 2009 as compared to $2.2 million for the second quarter of fiscal 2008, an increase of $0.9 million, or 40.9%. As a percentage of net sales, general and administrative expenses were 18.6% in the second quarter of fiscal 2009 compared to 11.8% in the second quarter of fiscal 2008. The dollar increase was primarily due to the allocation of higher employee related expenses incurred as part of the reduction of our workforce under the cost reduction plan.

Other Income (Expense), Net

Other income (expense), net for the second quarter of fiscal 2009 decreased $0.5 million when compared to the second quarter of fiscal 2008. Interest income decreased $0.3 million due to the shift in our investments to U.S. Treasury securities with low risk and lower yields. Foreign exchange loss increased $0.2 million due to the decline in the value of the US Dollar in the second quarter of fiscal 2009.

Provision for Income Taxes

Our provision for income taxes for the second quarter of fiscal 2009 decreased slightly when compared to the second quarter of fiscal 2008 due to a reduction in income tax expense in a foreign subsidiary.

Net Loss

Our net loss increased during the second quarter of fiscal 2009 when compared to the second quarter of fiscal 2008 due to the factors discussed above.

Comparison of the six months ended December 31, 2008 and 2007

Net Sales

Net sales were $32.3 million for the first six months of fiscal 2009 as compared to $33.8 million for the same period in fiscal 2008, a decrease of $1.5 million or 4.4%. Domestic sales were $26.0 million for the first six months of fiscal 2009 compared to $27.1 million for the same period in fiscal 2008, a decrease of $1.1 million or 4.1%. International sales were $6.3 million for the first six months of fiscal 2009 compared to $6.7 million for the same period in fiscal 2008, a decrease of $0.4 million or 6.0%. The decrease in net sales was due primarily to a decrease in the volume of units sold, which primarily resulted from significant weakness in consumer confidence and the economy.

Cost of Sales

Cost of sales was $5.5 million for the first six months of fiscal 2009 as compared to $5.9 million for the same period in fiscal 2008, a decrease of $0.4 million, or 6.8%. The decrease was primarily due to a decrease in the volume of units sold.

Gross Profit

Gross profit was $26.8 million for the first six months of fiscal 2009 as compared to $27.9 million for the same period in fiscal 2008, a decrease of $1.1 million, or 3.9%. The gross profit as a percentage of sales for the first six months of fiscal 2009 was 82.7% as compared to 82.5% for the first six months of fiscal 2008.

Sales and Marketing Expenses

Our sales and marketing expenses were $30.9 million for the first six months of fiscal 2009 as compared to $24.9 million for the same period in fiscal 2008, an increase of $6.0 million or 24.1%. As a percentage of net sales, sales and marketing expenses were 95.4% of net sales for the first six months of fiscal 2009 compared to 73.7% for the same period in fiscal 2008. The dollar increase was primarily due to increases in employee related expenses ($4.0 million) and marketing and promotional activities ($2.0 million).

Research and Development Expenses

Our research and development expenses were $5.2 million for the first six months of fiscal 2009 as compared to $4.4 million for the same period in fiscal 2008, an increase of $0.8 million or 18.2%. As a percentage of net sales, research and development expenses were 16.0% for the first six months of fiscal 2009 compared to 13.0% for the same period of fiscal 2008. The dollar increase in research and development was due to higher clinical trial and development expenses and the allocation of expenses incurred as part of the reduction of our workforce under the cost reduction plan during the second quarter.

General and Administrative Expenses

Our general and administrative expenses were $6.2 million for the first six months of fiscal 2009 as compared to $4.2 million for the same period in fiscal 2008, an increase of $2.0 million, or 47.6%. As a percentage of net sales, general and administrative expenses were 19.1% in the first six months of fiscal 2009 compared to 12.4% in the same period of fiscal 2008. The dollar increase was primarily due to higher legal expenses and employee related expenses related to the reduction of our workforce under the cost reduction plan during the second quarter. Our cost reduction plan was designed to reduce annual operating expenses by up to $20 million per year. During the first two quarters of fiscal 2009, we have operated at the higher expense rate, and we expect to transition to the lower operating expense annual run-rate during the third and fourth quarters of fiscal 2009.

Other Income (Expense), Net

Other income (expense), net for the first six months of fiscal 2009 decreased $0.7 million when compared to the first six months of fiscal 2008. Interest income decreased $0.2 million due to the shift in our investments to U.S. Treasury securities with low risk and lower yields. Foreign exchange loss increased $0.5 million due to the decline in the value of the US Dollar in the second quarter of fiscal 2009.

Provision for Income Taxes

Our provision for income taxes for the first six months of fiscal 2009 decreased slightly when compared to the same period of fiscal 2008. The decrease was primarily due to lower income tax expense in a foreign subsidiary.

Net Loss

Our net loss increased during the first six months of fiscal 2009 when compared to the same period in fiscal 2008 due to the reasons discussed above.

Liquidity and Capital Resources

The following table highlights selected cash flow components for the first six months of fiscal 2009 and 2008 (dollars in thousands).

	Six months ended December 31,
Cash provided by (used in):	2008	2007
Operating activities	$(13,816)	$(13,335)
Investing activities	(614)	(1,948)
Financing activities	23	83,366

We have incurred losses and generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of approximately $92.7 million as of December 31, 2008. Our primary source of liquidity has been through private placements of shares of our preferred stock and the sale of common stock in association with our initial public offering in November 2007. Cumulative net proceeds from the issuance of preferred and common stock totaled approximately $160 million. We anticipate that our primary source of liquidity through approximately the end of fiscal 2010 will be our cash and cash equivalents and thereafter, it will be cash provided by operations assuming we reach our goal of sustained profitable operations.

Operating Activities

In the first six months of fiscal 2009, net cash used in operating activities was $13.8 million as compared to $13.3 million in the comparable period of fiscal 2008. In both fiscal 2009 and fiscal 2008, losses from operations and reduction of accrued liabilities were primarily responsible for the cash used in operating activities.

Investing Activities

Net cash used in investing activities was $0.6 million in the first six months of fiscal 2009 as compared to $1.9 million in the comparable period of fiscal 2008. During the first six months of fiscal 2009, our purchases of capital assets such as equipment, computers, furniture and leasehold improvements for use in production, research, selling and general and administrative activities have been scaled down significantly compared to the first six months of fiscal 2008.

Financing Activities

In the first six months of fiscal 2009, net cash provided from financing activities was less than $0.1 as compared to net cash provided from financing activities of approximately $83.4 million during the first six months of fiscal 2008. Our primary financing activity in the first six months of fiscal 2009 was related to cash received from exercises of stock options offset by principal payments on capital leases. Our primary financing activity in the first six months of fiscal 2008 related to cash received from our IPO in November 2007.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents (“cash”) were $44.7 million as of December 31, 2008. We believe that our current cash balance will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and contractual obligations for at least the next 12 months. We may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In any of these cases, we may seek to sell equity or debt securities or to obtain a credit facility. It is uncertain whether equity or debt financing may be available to us when needed on terms that are acceptable to us or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2008 (dollars in thousands):

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$84	$40	$40	$4	$—
Operating lease obligations	2,215	742	1,133	340	—
Purchase obligations	1,393	1,393	—	—	—
Royalty obligations	269	269	—	—	—

Total	$3,961	$2,444	$1,173	$344	$—

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in this quarterly report, which information is incorporated herein by reference.

Critical Accounting Policies

We have made no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 26, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate and Credit Risk

We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash or cash equivalents and carried at cost, which approximates market value. Our cash equivalents consist of U.S. Treasury Securities with maturities less than 90 days. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our cash equivalents, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

As of December 31, 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments. At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future.

Our accounts receivable primarily relate to revenues from the sale of RADIESSE® directly to individual physicians, hospitals, and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in international markets we sell RADIESSE® to distributors. We sell COAPTITE® only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of December 31, 2008.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

We have incurred net losses of $29.5 million, $13.6 million and $11.4 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and, as of December 31, 2008, we had an accumulated deficit of approximately $92.7 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of RADIESSE® and our other products. We expect to continue operating at a net loss at least during fiscal 2009 and may continue do so in the future.

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

The recent economic slowdown in the United States and our major international markets has led to lower consumer spending that has been responsible for a decline in demand for certain cosmetic procedures and, consequently, the decline in some aesthetic product makers’ results of operations, including our own. A significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. We have implemented plans to reduce our operating expenses significantly, but we may not be successful in reducing operating expenses in the time frame, or to the extent, anticipated. Accordingly, we may not be able to compensate adequately for any unexpected shortfall in revenue, or to maintain and grow revenues while fully implementing our cost saving measures. Accordingly, a significant shortfall in demand for our products, as well as the implementation of operating expense reductions, could have an immediate and material adverse effect on our business, results of operations and financial condition. Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods, or guidance regarding expectations of future results, should not be relied upon as an indication of our future operating performance.

If the recent slowdown in demand for medical aesthetic procedures in general, or RADIESSE® procedures in particular, lasts longer than anticipated, our future operating performance will be adversely impacted.

The success of our business depends on consumer demand for medical aesthetic procedures, which is highly sensitive to macroeconomic conditions. The recent worldwide economic slowdown has led to lower consumer discretionary spending and a decline in dermal filler procedures in recent quarters. The demand for dermal filler procedures may not return to historic levels of growth, even if there is an economic recovery. Turmoil in financial markets, declining consumer confidence, negative wealth effects of declines in housing values and the stock market, and other factors could further weaken medical aesthetics procedure demand, on both a short and long term basis. The macroeconomic weakness in the world economy and current worldwide financial market uncertainty may last longer than we anticipate, or have a greater adverse effect on our revenues and operating results than we anticipate.

While we believe that we may be winning market share from our competitors, and that the recent slowdown in demand for RADIESSE® is the result of lower consumer demand for cosmetic procedures generally, the decline could also reflect a weakening of our competitive position or physician or patient preference for other products. If the declining revenue is due to competitive factors rather than overall demand for cosmetic procedures, then we may not see the increase in revenue that we would otherwise expect with a recovery in the U.S. and international economies and consumer demand for aesthetic procedures.

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

Our other current products are, and contemplated future products, including a combination of RADIESSE® and Lidocaine, Polidocanol, RELAXED EXPRESSIONS™ and BIOGLUE AESTHETIC™, will be, subject to similar competitive risks as RADIESSE®. If we are unable to effectively distinguish RADIESSE®, or any of our other current or future products, from those of our competitors, we are unlikely to gain significant market share and our prospects for growth would be harmed. Moreover, if we are unable to offer a broader set of aesthetic products, we will likely be unable to gain significant additional share of the aesthetics market.

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

We believe that our ability to increase revenue on current products and successfully launch new products without incurring significant additional sales and marketing expenses is a key to our transition to profitability. While we believe that our existing sales and marketing infrastructure will allow us to increase revenue on current products and successfully launch new products, we may need to incur significant additional costs for sales and marketing to accomplish these goals. We base our belief regarding the adequacy of our existing sales and marketing organization on a number of assumptions, which may or may not prove to be correct. For example, we believe that, if and when approved by the FDA, our Polidocanol product will be widely adopted without significant marketing expense because awareness of Polidocanol is already high in vein centers and dermatologists are performing a significant number of sclerotherapy procedures. We also believe that our sales organization will be able to commercialize the product, despite our limited commercial experience in selling pharmaceuticals and complying with pharmaceutical specific compliance regulations. Additionally, we believe that our existing sales and marketing organization, which is accustomed to selling relatively inexpensive disposable products like RADIESSE®, will be able to effectively market and sell RELAXED EXPRESSIONS™, a more expensive capital equipment product, if and when it is approved. However, we may be incorrect about these and other assumptions we have made about the market for our new product candidates. If our assumptions are incorrect, then we may decide that our existing sales and marketing infrastructure is inadequate and incur significant additional sales and marketing expenses that would adversely affect our results of operations, and the timing of, or our ability to achieve, profitability.

To successfully market and sell RADIESSE® internationally, we must address additional risks associated with operations in foreign countries.

International sales accounted for 17%, 19%, and 20% of our total revenue for fiscal 2007, fiscal 2008 and the first six months of fiscal 2009, respectively. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell RADIESSE®, combined with expansion into new international markets. In several countries in Europe, we have a direct sales organization. We principally rely on third party distributors to sell our products outside of Europe. Our success internationally is subject to a number of risks, including:

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

We currently depend on Boston Scientific to sell COAPTITE®, the sales of which constituted less than 10% of our revenues for fiscal 2007, fiscal 2008, and the first six months of fiscal 2009. Boston Scientific is a very large corporation. While we believe our relationship with Boston Scientific is in good standing, COAPTITE® represents an immaterial amount of Boston Scientific’s overall revenue and Boston Scientific may in the future determine that resources currently directed to selling COAPTITE® should be redirected to higher priority projects or they may lack motivation to grow or maintain sales of COAPTITE®. If this were to occur, our expectations of future COAPTITE® revenues would be harmed.

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

If we are unable to commercialize Polidocanol, which is an investigational sclerotherapy drug in the United States that has recently completed its Phase III clinical trial, our expectation of future revenue growth would be harmed.

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

In addition to the clinical data review, Kruessler must submit the required manufacturing documentation to complete the NDA filing. While we expect Kruessler’s manufacturing documentation submission to be completed in the first half of calendar 2009 and we anticipate FDA approval during calendar 2010, the timing and success of these prerequisites to commercialization are subject to uncertainties that are outside of our control including:

•	delays may occur in completing validations and submitting manufacturing documentation;

•	the FDA may require further tests or validation of the manufacturing facilities or processes; or

•	the manufacturing equipment, facilities or processes may need to be modified or revalidated and documentation resubmitted to gain approval by the FDA.

A delay in FDA approval would delay the U.S. introduction of the product and could harm our expected future operations.

Sales of Polidocanol, if approved by FDA, may be adversely impacted by multiple competitive products including pharmacy compounded materials available at low cost to physicians.

Even if Polidocanol receives FDA approval, our success in marketing and selling the product will be subject to a number of further risks. Despite the success of Polidocanol internationally, and its safety and efficacy profile, physicians in the United States may not choose Polidocanol over other sclerotherapy products currently available in the United States, or over the use of generic pharmacy compounded Polidocanol, for a number of reasons, including price sensitivity or satisfaction with the existing products. If we are not able to achieve significant sales of Polidocanol, our expected future operating performance would be adversely affected.

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

We are developing a combination of RADIESSE® and Lidocaine and other future forms of RADIESSE® products, and we cannot provide assurance that we will be successful in our goal of commercializing the product candidate or candidates.

We are currently designing clinical trials to support FDA approval for a combination of RADIESSE® and Lidocaine. We believe we may be able to begin selling this product in 2009, but the timing and receipt of FDA approval for such a combination product is subject to risks associated with any medical device new product development initiative. Uncertainties in product development may include manufacturing, regulatory, or clinical trial risks, including the potential for adverse safety events or negative or ambiguous results. Furthermore, even if we receive FDA approval for a combination of RADIESSE® and Lidocaine, there is no assurance that this product will prove commercially successful. Our other future forms of RADIESSE® or derivative products also involve significant product development risks and uncertainties and may not be successfully developed or commercially successful.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees, including Steve Basta, our Chief Executive Officer, Dennis Condon, our President and Chief Business Officer, and Adam Gridley, Senior Vice President, Corporate Development, along with our ability to retain these employees and to hire new employees to fill significant needs as we grow our business. We may not be able to attract or retain qualified management, sales, finance and technology personnel in the future due to intense competition for hiring experienced personnel. Additionally, any of our officers and other employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our business.

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

We have obtained FDA pre-market approvals and 510(k) clearances for our products for several indications. However, our approvals and clearances could be revoked if safety concerns arise. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following actions:

•	warning letters, adverse publicity, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our product;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to our existing product;

•	withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

•	criminal prosecution.

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

Polidocanol, a part of our product pipeline, will be regulated as a pharmaceutical by the FDA, when and if approved in the United States.

Pharmaceutical companies are subject to significant regulation by a number of national, state and local governments and agencies. The FDA administers requirements covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, sampling, advertising and promotion of products. Several states have also instituted laws and regulations covering some of these same areas. Failure to comply with applicable regulatory requirements could, among other things, result in:

•	fines;

•	changes to advertising;

•	suspensions of regulatory approvals of products;

•	product withdrawals and recalls;

•	delays in product distribution, marketing and sale and

•	civil or criminal sanctions.

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

We may not be able to obtain permission to affix the CE Mark to new products or to modifications of RADIESSE®. In addition, we may fail to obtain any additional regulatory qualifications, clearances or approvals or to comply with additional legal obligations required by the individual member countries of the European Union or other countries in which we seek to market our products. The FDA also regulates the import and export of drugs and medical devices from the United States. If we are not successful in obtaining and maintaining foreign regulatory approvals or complying with United States import and export regulations, our business will be harmed.

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

While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while we believe our CaHA-based dermal filler technology maintains a strong intellectual property position, there are companies employing competing technologies that claim to have a similar clinical effect to ours which are not CaHA-based. There are also competitive products incorporating calcium based materials such as CaHA in formulations that may be designed to circumvent our patents. In addition, our patents covering the core technologies used in RADIESSE® and COAPTITE® expire in the United States beginning in 2012, and internationally beginning in 2013, with the last to expire U.S. patent expiring in 2020. Expired patents will not prevent competitors from legally introducing products based on this technology. As a result, we believe that we will have to continually innovate and improve our products and technologies and file new patent applications and obtain new patents relating to such innovations and technologies to maintain intellectual property protection and to compete successfully.

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

We held an annual meeting on December 12, 2008 at our corporate headquarters in San Mateo, California. The Class I director nominees, Steven L. Basta and N.C. Joseph Lai, were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Steven L. Basta	41,468,275	1,026,962
N.C. Joseph Lai	41,938,335	574,902

The appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2008 was ratified with 40,544,415 votes in favor, 1,943,480 against and 25,342 abstentions.

The proposal to approve amendments to both the BioForm Medical 2007 Equity Incentive Plan and 2003 (Active) Stock Plan to permit awards previously granted under the 2003 (Active) Stock Plan to be included in the 2007 Equity Incentive Plan exchange program and to make certain related changes was approved with 23,143,457 votes in favor, 5,157,653 against and 2,280 abstentions, There were 13,666,174 broker non-votes.

ITEM 5.	OTHER INFORMATION

None applicable.

BIOFORM MEDICAL, INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.23	First amendment to the 2003 (Active) Stock Plan, dated November 24, 2008.

10.24	First and second amendments to the 2007 Equity Incentive Plan, dated November 24, 2008 and December 21, 2008, respectively.

10.25	Directors’ Fee Plan, effective January 1, 2009.

31.01	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Interim Principal Financial and Accounting Officer under Securities Exchange Act Rule 13a-14(a).

32.01	Certifications of Chief Executive Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

32.02	Certifications of Interim Principal Financial and Accounting Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForm Medical, Inc.

Date: FebruarY 13, 2009	By:	/S/ STEVEN L. BASTA
STEVEN L. BASTA
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: February 13, 2009	By:	/S/ JAMES D. FLOYD
JAMES D. FLOYD
INTERIM PRINCIPAL FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)