Form 10-Q
period 2009-03-31
BIOFORM MEDICAL INC
filed 2009-05-13
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2009, there were 46,350,702 shares ($0.01 par value per share) of registrant’s common stock outstanding.

BIOFORM MEDICAL, INC.

FORM 10 - Q

Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2009	June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,417	$59,204
Accounts receivable, net of allowance for doubtful accounts of $1,278 at March 31, 2009 and $836 at June 30, 2008	10,594	10,989
Inventories	7,159	8,167
Prepaid royalties	1,176	929
Prepaid other	1,422	1,603
Other current assets	469	805

Total current assets	62,237	81,697
Property and equipment, net	8,242	9,037
Long-term prepaid royalties	2,315	3,288
Intangible assets, net	126	369
Other assets	256	179

Total assets	$73,176	$94,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,625	$3,533
Deferred revenue	921	454
Accrued royalty expense	249	280
Accrued liabilities	5,640	8,066
Capital lease obligations, current portion	34	34

Total current liabilities	8,469	12,367
Capital lease obligations, long-term portion	35	60

Total liabilities	8,504	12,427
Commitment and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.01 par value, zero outstanding	—	—
Common stock, 100,000 shares authorized, $0.01 par value, 46,342 shares issued and outstanding at March 31, 2009, 46,300 shares issued and outstanding at June 30, 2008	463	463
Additional paid-in capital	160,561	158,480
Accumulated other comprehensive income (loss)	(97)	212
Accumulated deficit	(96,255)	(77,012)

Total stockholders’ equity	64,672	82,143

Total liabilities and stockholders’ equity	$73,176	$94,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net sales	$14,991	$16,954	$47,348	$50,771
Cost of sales	2,918	3,232	8,455	9,104

Gross profit	12,073	13,722	38,893	41,667
Operating expenses:
Sales and marketing	11,508	14,347	42,423	39,210
Research and development	2,168	2,259	7,401	6,623
General and administrative	1,844	2,548	8,058	6,792

Total operating expenses	15,520	19,154	57,882	52,625

Other income (expenses), net
Interest income, net	71	742	609	1,490
Other income (expenses), net	(128)	262	(700)	161

Loss before income taxes	(3,504)	(4,428)	(19,080)	(9,307)

Provision for income taxes	61	69	162	210

Net loss	$(3,565)	$(4,497)	$(19,242)	$(9,517)

Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.42)	$(0.36)

Weighted-average number of shares used in computing loss per share calculation, basic and diluted	46,336	46,229	46,328	26,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(19,242)	$(9,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,518	995
Impairment of long-lived assets	208	—
Loss on disposal of fixed assets	53	8
Provision for doubtful accounts	949	518
Provision for inventory obsolescence	72	159
Stock-based compensation expense for employees	1,965	1,648
Stock-based compensation expense for non-employees	50	125
Changes in operating assets and liabilities:
Accounts receivable	(1,026)	(3,420)
Inventories	387	(1,508)
Prepaid royalties	726	(4,236)
Prepaid expenses and other assets	272	(3,032)
Accounts payable	(1,858)	(1,627)
Deferred revenue	471	28
Accrued liabilities	(2,424)	(461)

Net cash used in operating activities	(17,879)	(20,320)

Cash flows from investing activities
Purchase of property and equipment	(835)	(3,806)

Net cash used in investing activities	(835)	(3,806)

Cash flows from financing activities
Net proceeds from the issuance of common stock in initial public offering	—	83,095
Payments on capital leases	(26)	(26)
Proceeds from the issuance of common stock under stock option plans	66	253

Net cash provided by financing activities	40	83,322

Effect of exchange rate changes on cash	887	16

Net increase (decrease) in cash and cash equivalents for the period	(17,787)	59,212
Cash and cash equivalents at beginning of period	59,204	17,610

Cash and cash equivalents at end of period	$41,417	$76,822

Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock	$—	$(303)
Purchase of property and equipment under capital leases	$—	$(84)
Disposal of property and equipment through capital lease terminations	$—	$11

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

We currently have two main products, RADIESSE® and COAPTITE®. RADIESSE® is an FDA-approved dermal filler that is marketed for a number of applications including the correction of moderate to severe folds and wrinkles, including nasolabial folds; for the restoration or correction of the signs of facial fat loss or lipoatrophy in patients with human immunodeficiency virus; and for vocal fold augmentation (“VFA”). COAPTITE® is an FDA-approved tissue-bulking agent used to treat female stress urinary incontinence (“SUI”).

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

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net loss	$(3,565)	$(4,497)	$(19,242)	$(9,517)
Unrealized foreign currency translation gain	97	66	309	210

Comprehensive loss	$(3,468)	$(4,431)	$(18,933)	$(9,307)

Net Loss per Common Share

We compute basic and diluted net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Options to purchase common stock are not included in this calculation because their inclusion would be anti-dilutive. All outstanding warrants and convertible preferred stock have been exercised and converted into common stock as of December 31, 2007. There were no warrants or convertible preferred stock issued or outstanding as of March 31, 2009 and 2008.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(3,565)	$(4,497)	$(19,242)	$(9,517)
Denominator:
Weighted-average common shares outstanding	46,336	46,229	46,328	26,319
Loss per share
Basic and diluted	$(0.08)	$(0.10)	$(0.42)	$(0.36)

The following outstanding options were excluded from the computation of diluted loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2009	2008
Options to purchase common stock	4,232	5,526

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement of Financial Accounting Standards No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Though SFAS 159 is effective for fiscal 2009 beginning as of July 1, 2008, we do not have any eligible financial assets or financial liabilities that are eligible for the fair value option under SFAS 159 as of March 31, 2009. As such SFAS 159 does not have any impact on our results of operations and financial position.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires entities that acquire control of another business or businesses to measure and recognize any obligations to make payments conditioned on the outcome of future events (contingent consideration) at the fair value of the contingent consideration at the acquisition date. SFAS 141(R) includes in the definition of contingent consideration any right held by the acquirer to the return of previously transferred consideration if specific conditions are met. SFAS 141(R) also defines a bargain purchase and requires the acquirer to recognize the excess fair value involved in such a purchase in earnings as a gain attributable to the acquirer. SFAS 141(R) is effective for acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FASB has prohibited earlier adoption of SFAS 141(R). We will adopt SFAS 141(R) in fiscal 2010 and are currently evaluating the effect that the adoption of SFAS 141(R) will have on our results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51 and applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement clarifies the definition of a noncontrolling interest, proscribe how transactions involving a noncontrolling interest are to be recorded and revises disclosure in the consolidated financial statement. This statement is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively when initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all period presented. We will adopt SFAS 160 in fiscal 2010 and do not believe it will have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not currently use derivative instruments or engage in hedging activities and, therefore, this statement is not applicable to the Company.

Note 3 – Certain Balance Sheet Components

	March 31, 2009	June 30, 2008
Inventories
Raw materials	$3,368	$3,232
Work-in-process	2,896	3,728
Finished goods	1,191	1,566
Reserves for excess and obsolete inventory	(296)	(359)

	$7,159	$8,167

Property and Equipment
Land	$327	$327
Building and leasehold improvements	3,347	3,331
Machinery and equipment	5,864	5,275
Furniture, fixtures, and office equipment	4,426	4,380
Construction-in-progress	86	188

	14,050	13,501
Less: accumulated depreciation	(5,808)	(4,464)

	$8,242	$9,037

Other Accrued Liabilities
Accrued compensation	$2,836	$4,293
Accrued legal and patent expenses	163	116
Accrued marketing programs	13	101
Accrued taxes, permits, licenses	173	1,523
Other accrued liabilities	2,455	2,033

	$5,640	$8,066

Note 4 – Commitments and Contingencies

Lease Commitments

We have entered into several capital leases for office equipment. We had $128 in assets under capital lease obligations at March 31, 2009 and June 30, 2008. Accumulated depreciation associated with these capital leases was $44 and $27 at March 31, 2009 and June 30, 2008, respectively.

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of March 31, 2009:

Years ending June 30,	Capital Lease	Operating Lease
2009 (remaining 3 months)	$10	$186
2010	40	676
2011	17	554
2012	7	544
2013	1	79

Total minimum lease payments	75	$2,039

Less amounts representing interest	(6)

Present value of minimum lease payments	69
Less current portion	(34)

Long term portion of capital lease obligations	$35

License Agreements

In fiscal 2007, we entered into agreements with Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) that provided us exclusive U.S. distribution rights for Polidocanol, and with CryoLife, Inc. (“CryoLife”) for exclusive U.S., Canadian and European distribution rights for aesthetics applications for BIOGLUE®. We charged $2,200 to research and development expense in fiscal 2007 for non-cancelable payments required under these two agreements. Of this amount, we paid $500 in fiscal 2007 and paid the remaining $1,700 in fiscal 2008. Contingent payments totaling $3,200 under the agreement with Kreussler and $500 under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable, except for a $700 license payment to Kreussler that we believe may become payable during the fourth quarter of fiscal 2009.

Under a license from Artes Medical related to patents held by them that apply to implantable products containing microsphere particles, we were obligated to pay royalties based on sales of our products. On September 21, 2007, we executed an agreement with Artes Medical to pre-pay all royalty obligations payable to Artes Medical in the future by making two payments totaling $5,500 which were made in the second quarter of fiscal 2008. These payments replaced any royalty that we would have been obligated to pay to Artes Medical in the future under the terms of the license. These payments were recorded as prepaid royalty and are expensed as a percentage of sales based on estimated future sales over the life of the related patents.

Cost Reduction Plan

As part of our cost reduction plan implemented in November 2008, we reduced our workforce by 36 employees, and reduced operating expenses through the suspension and deferral of various programs throughout virtually all functions of the organization. We incurred approximately $784 of expense for severance, medical coverage, and outplacement services for severed employees, which are principally classified in General and Administrative expenses in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2009. In addition, for the second quarter ended December 31, 2008 we recognized $208 of impairment charge related to the write-off of the assembled workforce intangible, related to our acquisition of ACI. This impairment charge is classified in Research and Development expenses in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2009. There were no expenses remaining to be incurred related to the cost reduction plan for the quarter ended March 31, 2009.

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have any material adverse effect on our business, results of operations or financial condition as of March 31, 2009.

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

As of the effectiveness of our IPO we became authorized to issue stock options, stock appreciation rights, restricted stock and restricted stock units or performance shares and units for 4,000 common shares under the 2007 Plan. The pool of shares available for use in the 2007 Plan increases on the first day of each fiscal year beginning with the 2008 fiscal year, in an amount equal to the lesser of (i) 4,000 shares, (ii) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board of Directors. On July 1, 2008, the shares authorized for issuance under the 2007 Plan automatically increased by 1,852 shares. The 2007 Plan states that the exercise price of options and stock appreciation rights will not be less than 100% of the fair market value of the underlying common stock on the date of the grant. The Board of Directors, or its designate, will determine the exercise price for restricted stock or restricted stock units and performance shares or units. The Board of Directors, or its designee, has the authority to set vesting periods, conditions, performance goals and incentives for all awards. Options granted under the 2007 Plan generally have a four year vesting term, have an exercise price equal to the fair market value on the date of grant, and have a ten year life from the date of grant. Options under the three earlier plans were generally granted on the same terms. As of March 31, 2009 and 2008, there were 4,070 and 5,410 shares, respectively, available for grant under the 2007 Plan.

Stock Option Repricing

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

We have priced and granted the Replacement Options at a per share exercise price of $1.12 on January 22, 2009, which was the closing price on the expiration date of the Tender Offer. We cancelled and subsequently exchanged a total of 3,688 eligible options for replacement options during the offering period, 1,812 shares of which were tendered from our 2003 (Active) Stock Plan and 1,876 shares of which were tendered from our 2007 Equity Incentive Plan. The total amount of additional incremental stock-based compensation cost resulting from the tender offer (or exchange) was approximately $1,258, which will be added to the unamortized stock compensation not yet expensed of $5,783 for the cancelled options and recognized ratably over the new four year vesting period which commenced on the grant date (January 22, 2009). Each Replacement Option has been issued subject to the terms and conditions of the 2007 Equity Incentive Plan, and all eligible options received in the exchange both from the 2003 (Active) Stock Plan and from the 2007 Equity Incentive Plan, have been cancelled as of January 22, 2009 and returned to the 2007 Equity Incentive Plan.

Of the $627 of stock-based compensation recognized this quarter, approximately $302 related to the stock-based compensation costs associated with the Replacement Options for the quarter ended March 31, 2009.

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

The weighted-average grant date fair value per share of employee stock options granted for the nine month period ended March 31, 2009 and 2008 was $0.79 and $3.18, respectively, calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended March 31,
	2009	2008
Weighted-average expected volatility	55%	45%
Weighted-average expected term (years)	4.92	4.59
Weighted-average risk-free interest rate	2.10%	4.62%
Dividend yield	0.00%	0.00%

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

Stock Options Granted to Employees

We recognized $627 of employee stock-based compensation expense during the three months ended March 31, 2009, and charged $43, $214, $98 and $272 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $1,965 of employee stock-based compensation expense during the nine months ended March 31, 2009, and charged $134, $640, $310 and $881 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $540 of employee stock-based compensation expense during the three months ended March 31, 2008, and charged $31, $185, $76 and $248 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We recognized $1,648 of employee stock-based compensation expense during the nine months ended March 31, 2008, and charged $101, $526, $248 and $773 to cost of sales, sales and marketing, research and development, and general and administrative expense, respectively. We did not recognize any income tax benefit related to stock-based compensation expense in the condensed consolidated statement of operations for the three and nine month periods ended March 31, 2009 or 2008.

The total compensation cost related to unvested stock option grants not yet recognized as of March 31, 2009 was $11,957 and the weighted-average period over which these grants are expected to vest is 3.4 years.

The following table summarizes activity under our stock option plans from January 1, 2009 through March 31, 2009:

Options	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	6,910	$3.77
Granted	3,823	$1.12
Exercised	(24)	$1.09
Forfeited or expired	(4,122)	$4.97

Options outstanding at March 31, 2009	6,587	$1.49	8.61	$810

Vested and expected to vest	5,852	$1.51	8.47	$743
Exercisable at March 31, 2009	1,822	$1.72	6.42	$389

Aggregate intrinsic value for stock options represents the difference between the closing price per share of our common stock on the last trading day of the fiscal period and the option exercise price, multiplied by the number of in-the-money stock options outstanding, vested and expected to vest, and exercisable at March 31, 2009.

Stock Options Granted to Non-Employees

We recognized $50 of expense related to stock options granted to non-employees for the three and nine month periods ended March 31, 2009. Stock based compensation due to stock options granted to non-employees in the three month period ended March 31, 2008 was $(1), all of which was charged to sales and marketing expense. Stock based compensation due to stock options granted to non-employees in the nine month period ended March 31, 2008 was $125, of which $15 and $110 were charged to sales and marketing expense and general and administrative expense, respectively.

Stock options granted to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended March 31,
	2009	2008
Weighted-average expected volatility	55%	45%
Weighted-average expected term (years)	4.92	10
Weighted-average risk-free interest rate	2.10%	4.24%
Dividend yield	0.00%	0.00%

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

Note 7 – Income Taxes

Our provision for income taxes was $61 and $69 for the three month periods ended March 31, 2009 and March 31, 2008, respectively. Our provision for income taxes was $162 and $210 for the nine month periods ended March 31, 2009 and March 31, 2008, respectively. Our provision for income taxes relates to income taxes in our foreign subsidiaries.

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets at March 31, 2009 and June 30, 2008 have been fully offset by a valuation allowance.

The total amount of our unrecognized tax benefits was $177 as of March 31, 2009 and $169 as of June 30, 2008. None of our unrecognized tax benefits, if recognized, would affect our effective tax rate at present because they would only result in an adjustment of our valuation allowance.

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

The following is a summary of net sales by geographic area (based on location of customer):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Domestic	$12,178	$14,025	$38,186	$41,173
International	2,813	2,929	9,162	9,598

Total	$14,991	$16,954	$47,348	$50,771

We operate from facilities in the United States and the Netherlands. Net long-lived assets were as follows:

	March 31, 2009	June 30, 2008
Domestic	$7,838	$8,447
International	404	590

Total	$8,242	$9,037

No customer accounted for 10% or more of net sales in the three or nine months ended March 31, 2009 or 2008. No one customer’s receivable balance is greater than 10% of the total account receivable balance at March 31, 2009 or June 30, 2008.

Note 9 – Subsequent Event

On April 24, 2009, we filed a written certification to the escrow agent associated with the Asset Purchase Agreement between BioForm and Advanced Cosmetic Intervention, Inc. (“ACI”) asserting that we are entitled to receive the entire $2,000 balance of the escrow amount being held by the escrow agent as a result of material misrepresentations made by ACI to us at the time of purchase. We are unable to estimate at this time the amount, if any, of the recovery from escrow and, accordingly, have not recorded a receivable for this matter.

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

•

RADIESSE®— We have recently launched two new syringe formats of RADIESSE® - the 1.5cc RADIESSE® Volume Advantage syringe and the 0.8cc RADIESSE® Moderate Fill syringe. In addition, we have a number of ongoing programs evaluating new forms, applications and indications of our patent protected RADIESSE® technology. The first new commercial product derived from these efforts is expected to be a combination of RADIESSE® and Lidocaine, which is designed to improve comfort for patients and flow characteristics for physicians. In March 2009, we announced the results of a clinical trial evaluating the combination of Lidocaine and RADIESSE®, which demonstrated an approximately 60% reduction of pain, and comparable safety and effectiveness of mixed and non-mixed RADIESSE®. Further, 96% of patients indicated that the difference in pain would affect their choice of treatment. These results were recently submitted to the FDA under a PMA supplement, and, assuming FDA approval within the anticipated time frame, is expected to be approved in calendar year 2009.

•

Polidocanol—In May 2007, we entered into an exclusive licensing and distribution agreement in the United States for Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins (sold outside of the United States under the trade name Aethoxysklerol®). According to the terms of this agreement, the manufacturer of Polidocanol, Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”), is responsible for conducting the clinical trial and submitting regulatory filings for approval of Polidocanol to the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training activities. In July 2008, Kreussler submitted data to the FDA demonstrating that Polidocanol met the primary endpoint of its Phase III clinical trial. Kreussler plans to submit the manufacturing documentation related to the New Drug Application (“NDA”) for Polidocanol in the fourth quarter of our fiscal 2009.

•

RELAXED EXPRESSIONS™—In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention (“ACI”), and its licensor, related to a device that is currently cleared via a 510(k) by the FDA to create radiofrequency (“RF”) heat lesions in nerve tissue. As part of our cost reduction measures, we have deferred our clinical development specifically intended to support an FDA application and other foreign applications seeking clearance to market this product (tradename RELAXED EXPRESSIONS™) for a specific indication directed to the treatment of frown lines.

•

BIOGLUE AESTHETIC™—In October 2006, we licensed the exclusive United States, Canadian and European distribution rights for medical aesthetic applications of BIOGLUE®, a Class III medical device manufactured by CryoLife. Under the terms of our development, distribution and supply agreement, we are responsible for all clinical trials and regulatory filings for cosmetic and plastic surgery applications and will be responsible for sales and marketing of BIOGLUE AESTHETIC™ in these applications. We have completed an early feasibility stage clinical trial with BIOGLUE AESTHETIC™ for use as a less invasive alternative for tissue fixation in browplasty, or forehead lift procedures. We have received a CE Mark for BIOGLUE AESTHETIC™ for browplasty procedures in Europe. CryoLife will remain the exclusive manufacturer of BIOGLUE AESTHETIC™. As part of our cost reduction measures, we have deferred clinical development of BIOGLUE AESTHETIC™.

Contingent payments totaling $3.2 million under the agreement with Kreussler and $0.5 million under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Under the agreement with ACI for the purchase of the RELAXED EXPRESSIONS™ product and technology, we are required to pay contingent consideration based on a percentage of future sales plus a one-time payment of $7.5 million in the event sales exceed $60 million in any calendar year from 2011 to 2014. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, as well as future sales, we are unable to predict if or when the contingent payments under these agreements will become payable except for a $0.7 million payment to Kreussler that we believe will likely become payable during the fourth quarter of fiscal 2009. We expect that our future revenue may grow materially as a result of these product candidates and any other future products or indications, if and when we introduce them.

As is common with many companies in the aesthetics sector, we experience the effects of seasonality on our revenues. The first quarter of our fiscal year, which runs from July through September, is typically the slowest quarter of the year, and we also generally observe a modest slowness in our third quarter, which runs from January through March. Our second and fourth quarters, which run from October to December and April to June, respectively, are typically the stronger quarters of our fiscal year. The effects of this seasonal pattern may be affected or masked by significant impacts from macroeconomic factors.

Sales of RADIESSE® generated more than 90% of our revenue in the third quarter and the first nine months of both fiscal 2009 and fiscal 2008. Other revenue consists primarily of the sale of COAPTITE®.

We expect that the key factors influencing our revenue in the future will include:

•	physician and patient satisfaction with our product offerings, particularly our various RADIESSE® offerings;

•	the strength of our direct sales and clinical training teams in the United States and Europe and our international distribution arrangements;

•	timing and scope of regulatory approvals that we have and may receive in the future;

•	the strength or weakness of consumers’ confidence and economic activity in the countries in which we sell our products;

•	competitive dynamics in the marketplace; and

•	attractiveness of our sales and marketing promotional programs versus our competitors.

We believe that tight credit markets, weak economies, and low consumer confidence in the United States and our major international markets are adversely impacting spending on certain cosmetic procedures, including treatment with RADIESSE®. We anticipate that adverse macroeconomic conditions will continue to adversely affect the dermal filler market through at least the end of calendar 2009, and likely beyond calendar 2009. Our expectations regarding the nature or timing of any macroeconomic recovery, as well as any recovery in the dermal filler market, are highly uncertain and extended macroeconomic weakness and low consumer discretionary spending may impact our future sales and alter seasonal patterns in our revenue.

To reach our goal of sustained profitability we will need to increase revenues while carefully managing our operating expenses. In November 2008, we implemented steps to reduce our annual rate of operating expenses through savings in program activities and personnel reductions in most functions other than our field sales personnel. To increase revenues, we will depend on growth in sales of RADIESSE® in the United States and international markets, as well as success in gaining approval from the FDA and regulatory agencies in other countries to market the other products that we have in various stages of development and clinical trials. Competition in the markets for aesthetic medical products is very active. Many dermal filler products are already approved and sold throughout the world and we anticipate that other new fillers will be brought to market in future years. Some competing products are marketed by companies that are considerably larger and have greater resources than we do. Our industry is also characterized by pricing pressure in the form of volume discounting and, in some cases, price reductions and bundling discounts. We offer customers the opportunity to purchase product at lower unit prices if they purchase more units of RADIESSE®. These factors have contributed to a decline in the average selling price for RADIESSE® and may continue to do so in the future.

Results of Operations

Comparison of the three and nine months ended March 31, 2009 and 2008

The following table sets forth certain data as a percentage of net sales for the periods indicated. Dollars are in thousands.

	Three months ended March 31,
	2009		2008		% Change
	Amount	% (a)	Amount	% (a)
Net sales	$14,991	100.0	$16,954	100.0	(11.6)
Cost of sales	2,918	19.5	3,232	19.1	(9.7)

Gross profit	12,073	80.5	13,722	80.9	(12.0)
Operating expenses
Sales and marketing expenses	11,508	76.8	14,347	84.6	(19.8)
Research and development expenses	2,168	14.5	2,259	13.3	(4.0)
General and administrative expenses	1,844	12.3	2,548	15.0	(27.6)
Other income (expense), net	(57)	(0.4)	1,004	5.9	(105.7)
Provision for income taxes	61	0.4	69	0.4	(11.6)

Net loss	$(3,565)		$(4,497)

	Nine months ended March 31,
	2009		2008		% Change
	Amount	% (a)	Amount	% (a)
Net sales	$47,348	100.0	$50,771	100.0	(6.7)
Cost of sales	8,455	17.9	9,104	17.9	(7.1)

Gross profit	38,893	82.1	41,667	82.1	(6.7)
Operating expenses
Sales and marketing expenses	42,423	89.6	39,210	77.2	8.2
Research and development expenses	7,401	15.6	6,623	13.0	11.7
General and administrative expenses	8,058	17.0	6,792	13.4	18.6
Other income (expense), net	(91)	(0.2)	1,651	3.3	(105.5)
Provision for income taxes	162	0.3	210	0.4	(22.9)

Net loss	$(19,242)		$(9,517)

(a)	Expressed as a percentage of net sales

Comparison of the three months ended March 31, 2009 and 2008

Net Sales

Net sales were $15.0 million for the third quarter of fiscal 2009 as compared to $17.0 million for the third quarter of fiscal 2008, a decrease of $2.0 million or 11.8%. Domestic sales were $12.2 million for the third quarter of fiscal 2009 as compared to $14.0 million for the third quarter of fiscal 2008, a decrease of $1.8 million or 12.9%. International sales were $2.8 million for the third quarter of fiscal 2009 as compared to $2.9 million for the third quarter of fiscal 2008, a decrease of $0.1 million or 3.4%. The decrease in net sales resulted from significant weakness in consumer confidence and the economy during the third quarter of fiscal 2009 compared to the same period in fiscal 2008.

Cost of Sales

Cost of sales was $2.9 million for the third quarter of fiscal 2009 as compared to $3.2 million for the third quarter of fiscal 2008, a decrease of $0.3 million or 9.4%. The decrease was primarily due to a decrease in the volume of units sold.

Gross Profit

Gross profit was $12.1 million for the third quarter of fiscal 2009 as compared to $13.7 million for the third quarter of fiscal 2008, a decrease of $1.6 million, or 11.7%. The gross profit, as a percentage of net sales, for the third quarter of fiscal 2009 was 80.5% as compared to 80.9% for the third quarter of fiscal 2008. We anticipate that our gross margin will remain in a range of 80% to 83% for the remainder of fiscal 2009.

Sales and Marketing Expenses

Our sales and marketing expenses were $11.5 million for the third quarter of fiscal 2009 as compared to $14.3 million for the third quarter of fiscal 2008, a decrease of $2.8 million or 19.6%. As a percentage of net sales, sales and marketing expenses were 76.8% of net sales for the third quarter of fiscal 2009 as compared to 84.6% for the same period in fiscal 2008. The dollar decrease was primarily due to decreased marketing and promotional activities, as well as lower costs resulting from a reduction of our workforce under the cost reduction plan implemented in November 2008.

Research and Development Expenses

Our research and development expenses were $2.2 million for the third quarter of fiscal 2009 as compared to $2.3 million for the third quarter of fiscal 2008, a decrease of $0.1 million or 4.3%. As a percentage of net sales, research and development expenses were 14.5% for the third quarter of fiscal 2009 as compared to 13.3% for the third quarter of fiscal 2008. The dollar decrease in research and development was primarily due to a $0.3 million decrease in development expenses as a result of the cost reduction plan. These decreases were partially offset by a $0.2 million increase in regulatory and clinical activities.

General and Administrative Expenses

Our general and administrative expenses were $1.8 million for the third quarter of fiscal 2009 as compared to $2.5 million for the third quarter of fiscal 2008, a decrease of $0.7 million, or 28.0%. As a percentage of net sales, general and administrative expenses were 12.3% in the third quarter of fiscal 2009 as compared to 15.0% in the third quarter of fiscal 2008. The dollar decrease was primarily due to lower general and administrative expenses as a result of the cost reduction plan.

Other Income (Expense), Net

Other income (expense), net for the third quarter of fiscal 2009 decreased $1.1 million when compared to the third quarter of fiscal 2008. The decline in other income was primarily due to a decrease in interest income of $0.7 million due to lower interest rates and a lower balance in our interest bearing money market fund.

Provision for Income Taxes

Our provision for income taxes for the third quarter of fiscal 2009 decreased slightly when compared to the third quarter of fiscal 2008 due to a reduction in income tax expense in a foreign subsidiary.

Net Loss

Our net loss decreased during the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008 due to the factors discussed above.

Comparison of the nine months ended March 31, 2009 and 2008

Net Sales

Net sales were $47.3 million for the first nine months of fiscal 2009 as compared to $50.8 million for the same period in fiscal 2008, a decrease of $3.5 million or 6.9%. Domestic sales were $38.2 million for the first nine months of fiscal 2009 as compared to $41.2 million for the same period in fiscal 2008, a decrease of $3.0 million or 7.3%. International sales were $9.2 million for the first nine months of fiscal 2009 as compared to $9.6 million for the same period in fiscal 2008, a decrease of $0.4 million or 4.2%. The decrease in net sales resulted from significant weakness in consumer confidence and the economy during the first nine months of fiscal 2009 compared to the same period in fiscal 2008.

Cost of Sales

Cost of sales was $8.5 million for the first nine months of fiscal 2009 as compared to $9.1 million for the same period in fiscal 2008, a decrease of $0.6 million, or 6.6%. The decrease was primarily due to a decrease in the volume of units sold.

Gross Profit

Gross profit was $38.9 million for the first nine months of fiscal 2009 as compared to $41.7 million for the same period in fiscal 2008, a decrease of $2.8 million, or 6.7%. The gross profit as a percentage of sales was 82.2% for the first nine months of fiscal 2008 and fiscal 2009.

Sales and Marketing Expenses

Our sales and marketing expenses were $42.4 million for the first nine months of fiscal 2009 as compared to $39.2 million for the same period in fiscal 2008, an increase of $3.2 million or 8.2%. As a percentage of net sales, sales and marketing expenses were 89.6% of net sales for the first nine months of fiscal 2009 as compared to 77.2% for the same period in fiscal 2008. The dollar increase was primarily due to increases in employee related expenses of $4.0 million offset by a decrease in marketing and promotional activities under the cost reduction plan of $0.8 million.

Research and Development Expenses

Our research and development expenses were $7.4 million for the first nine months of fiscal 2009 as compared to $6.6 million for the same period in fiscal 2008, an increase of $0.8 million or 12.1%. As a percentage of net sales, research and development expenses were 15.6% for the first nine months of fiscal 2009 as compared to 13.0% for the same period of fiscal 2008. The dollar increase in research and development was due to higher regulatory expenses of $0.6 million and development expenses of $1.1 million. These increases were partially offset by savings realized as a result of the reduction of our workforce under the cost reduction plan of $0.9 million.

General and Administrative Expenses

Our general and administrative expenses were $8.1 million for the first nine months of fiscal 2009 as compared to $6.8 million for the same period in fiscal 2008, an increase of $1.3 million, or 19.1%. As a percentage of net sales, general and administrative expenses were 17.0% in the first nine months of fiscal 2009 as compared to 13.4% in the same period of fiscal 2008. The dollar increase was primarily due to higher employee expenses of $0.3 million, higher outside services of $0.6 million and higher bad debt expense of $0.5 million. These increases were partially offset by savings from our cost reduction plan.

Other Income (Expense), Net

Other income (expense), net for the first nine months of fiscal 2009 decreased $1.7 million when compared to the same period in fiscal 2008. Interest income decreased $0.9 million due to a lower balance in our interest bearing money market fund and decrease in interest rates. Foreign exchange loss increased $0.8 million due to the strengthening of the U.S. Dollar during fiscal 2009.

Provision for Income Taxes

Our provision for income taxes for the first nine months of fiscal 2009 decreased slightly when compared to the same period of fiscal 2008. The decrease was primarily due to lower income tax expense in a foreign subsidiary.

Net Loss

Our net loss increased during the first nine months of fiscal 2009 when compared to the same period in fiscal 2008 due to the factors discussed above.

Liquidity and Capital Resources

The following table highlights selected cash flow components for the first nine months of fiscal 2009 and 2008 (dollars in thousands).

	Nine months ended March 31,
Cash provided by (used in):	2009	2008
Operating activities	$(17,879)	$(20,320)
Investing activities	(835)	(3,806)
Financing activities	40	83,322

We have incurred losses and generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of approximately $96.3 million as of March 31, 2009. Our primary source of liquidity has been through private placements of shares of our preferred stock and the sale of common stock in association with our initial public offering in November 2007. Cumulative net proceeds from the issuance of preferred and common stock totaled approximately $160.6 million. We anticipate that our primary source of liquidity through approximately the end of fiscal 2010 will be our cash and cash equivalents and thereafter, it will be cash provided by operations assuming we reach our goal of sustained profitable operations.

Operating Activities

In the first nine months of fiscal 2009, net cash used in operating activities was $17.9 million as compared to $20.3 million in the comparable period of fiscal 2008. In fiscal 2009, losses from operations, and a reduction of accrued liabilities were primarily responsible for the cash used in operating activities. In fiscal 2008, losses from operations and increases in operating assets were primarily responsible for the cash used in operating activities.

Investing Activities

Net cash used in investing activities was $0.8 million in the first nine months of fiscal 2009 as compared to $3.8 million in the comparable period of fiscal 2008. During the first nine months of fiscal 2009, our purchases of capital assets such as equipment, computers, furniture and leasehold improvements for use in production, research, selling and general and administrative activities have been scaled down significantly compared to the first nine months of fiscal 2008.

Financing Activities

In the first nine months of fiscal 2009, net cash provided from financing activities was less than $0.1 as compared to net cash provided from financing activities of approximately $83.3 million during the first nine months of fiscal 2008. Our primary financing activity in the first nine months of fiscal 2009 was related to cash received from exercises of stock options offset by principal payments on capital leases. Our primary financing activity in the first nine months of fiscal 2008 related to cash received from our IPO in November 2007.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents (“cash”) were $41.4 million as of March 31, 2009. We believe that our current cash balance will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and contractual obligations for at least the next 12 months. We may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In any of these cases, we may seek to sell equity or debt securities or to obtain a credit facility. It is uncertain whether equity or debt financing may be available to us when needed on terms that are acceptable to us or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2009 (dollars in thousands):

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$75	$41	$32	$2	$—
Operating lease obligations	2,039	723	1,120	197	—
Purchase obligations	1,323	1,323	—	—	—
Royalty obligations	249	249	—	—	—

Total	$3,686	$2,336	$1,153	$199	$—

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

Critical Accounting Policies

We have made no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the SEC on September 26, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate and Credit Risk

We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash or cash equivalents and carried at cost, which approximates market value. Our cash equivalents consist of a money market fund account which holds securities with maturities of less than 90 days. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our cash equivalents, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

As of March 31, 2009, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments. At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future.

Our accounts receivable primarily relate to revenues from the sale of RADIESSE® directly to individual physicians, hospitals, and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in international markets we sell RADIESSE® to distributors. We sell COAPTITE® only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of March 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

Risks Related to Our Business

We have a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues and significantly reduce operating expenses.

We have incurred net losses of $29.5 million, $13.6 million and $11.4 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and, as of March 31, 2009, we had an accumulated deficit of approximately $96.3 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of RADIESSE® and our other products. We expect to continue operating at a net loss at least during fiscal 2009 and may continue do so in the future.

On November 6, 2008, in response to general economic conditions and the impact on our business, we announced a cost reduction plan designed to reduce annual operating expenses by up to $20.0 million per year, through, at least, fiscal 2010. As part of this plan, we reduced our workforce by 36 employees, and reduced operating expenses through the suspension and deferral of various programs throughout virtually all functions of the organization. These reductions could have a material and adverse impact on our future operating performance. If we are unable to maintain or grow revenue from existing products and launch new products while incurring operating expenses at our current and planned lower levels, the timing of, or our ability to achieve, profitability would be adversely affected. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to maintain or grow revenue or to achieve and sustain profitability would negatively impact the market price of our common stock and require us to seek additional funding, if such funding is then available to us on terms acceptable to us or at all, and the potential difficulty in raising additional funding has increased due to recent adverse conditions in the equity and credit markets.

We have a limited operating history, and we expect our financial condition and operating results to fluctuate on a quarterly and annual basis in potentially unpredictable ways.

We were incorporated in 1999 and commenced operations in 2000. From 2001 to 2003, we received certain U.S. and international regulatory approvals for, and engaged in commercial sales of, RADIESSE® and COAPTITE®. We obtained FDA pre-market approval, or PMA, for our key commercial application of RADIESSE®, the correction of moderate to severe facial wrinkles and folds, in December 2006. Accordingly, we have a limited history of operations upon which to evaluate our business. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors relating to our business that may contribute to quarterly and annual fluctuations include the following factors:

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

The current economic slowdown in the United States and our major international markets has led to lower consumer spending that has been responsible for a decline in demand for certain cosmetic procedures and, consequently, the decline in some aesthetic product makers’ results of operations, including our own. A significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. We have implemented plans to reduce our operating expenses significantly, but we may not be successful in reducing operating expenses in the time frame, or to the extent, anticipated. We may not be able to compensate adequately for any unexpected shortfall in revenue, or to maintain and grow revenues while fully implementing our cost saving measures. Accordingly, a significant shortfall in demand for our products, as well as the implementation of operating expense reductions, could have an immediate and material adverse effect on our business, results of operations and financial condition. Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods, or guidance regarding expectations of future results, should not be relied upon as an indication of our future operating performance.

If the current slowdown in demand for medical aesthetic procedures in general, or RADIESSE® procedures in particular, lasts longer than anticipated, our future operating performance will be adversely impacted.

The success of our business depends on consumer demand for medical aesthetic procedures, which is highly sensitive to macroeconomic conditions. The current worldwide economic slowdown has led to lower consumer discretionary spending and a decline in dermal filler procedures in recent quarters. While we believe that there is pent-up demand and the beginnings of a recovery in the aesthetics market, the demand for dermal filler procedures may not return to historic levels of growth, even if there is an economic recovery. Turmoil in financial markets, declining consumer confidence, negative wealth effects of declines in housing values and the stock market, and other factors could further weaken medical aesthetics procedure demand, on both a short and long term basis. The macroeconomic weakness in the world economy and current worldwide financial market uncertainty may last longer than we anticipate, or have a greater adverse effect on our revenues and operating results than we anticipate.

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

Our largest direct competitors in the key U.S. market include Allergan, Medicis, and Johnson & Johnson, and there are many other companies that compete directly or indirectly with us or that are likely to compete with us in the near future, both in the United States and internationally. Many of our current and future competitors have significantly greater financial resources, reputation and experience in the aesthetics market than we do, as well as broader aesthetic product offerings. Competing effectively will require us to distinguish our company and RADIESSE® from our competitors and their products, which will be dependent on factors such as:

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

Our other current products are, and contemplated future products, including a combination of RADIESSE® and Lidocaine, Polidocanol, RELAXED EXPRESSIONSTM and BIOGLUE AESTHETICTM, will be, subject to similar competitive risks as RADIESSE®. If we are unable to effectively distinguish RADIESSE®, or any of our other current or future products, from those of our competitors, we are unlikely to gain significant market share and our prospects for growth would be harmed. Moreover, if we are unable to offer a broader set of aesthetic products, we will likely be unable to gain significant additional share of the aesthetics market.

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

Competitors have also influenced physician practice through aggressive promotional campaigns that offer significant discounts to physicians who choose their products over competing products. Some competitors also have the ability to influence a physician’s practice by co-promoting, or bundling, the sale of two different but related products, such as a dermal filler and a botulinum toxin. Bundling of complementary products may permit these companies to enjoy efficiencies with respect to their sales and marketing efforts, may permit unique discounting and cross-selling opportunities, and reinforce company and brand loyalty. We believe that the products we have under development, including Polidocanol, RELAXED EXPRESSIONS™ and BIOGLUE AESTHETIC™ will significantly enhance our competitive position. However, even if we are able to commercialize and co-promote new products, we may be unable to generate expected sales and our financial performance may suffer due to various other competitive factors, including pricing, patient satisfaction and customer loyalty to the products of our competitors. List price reductions, volume discounting and bundling discounts, along with our own volume discount promotions, have in the past contributed to, and may in the future contribute to, a decline in RADIESSE® selling prices.

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

The failure of RADIESSE® to meet physicians’ or patients’ expectations, or to provide a compelling alternative to competitors’ products, could inhibit demand for RADIESSE® and negatively impact our financial performance.

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

While initial response to our two new product offerings, 1.5cc RADIESSE® Volume Advantage and 0.8cc RADIESSE® Moderate Fill, has been generally positive, and we believe that they will enhance our competitive position, we cannot predict whether this implementation of our competitive strategy will be perceived by physicians and patients as a sufficiently compelling value proposition to significantly alter their purchasing behavior, or to result in a meaningful advantage over our competition, increased market share, or enhanced operating performance.

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

Dermal filler injections generally may be painful to the patient and many practitioners consider adoption of pain reduction practices to be important. Several companies have developed fillers that incorporate Lidocaine in some fashion to reduce pain upon injection. If a physician or other practitioner perceives Radiesse® injection to be more painful than injection of alternative fillers, or if we are delayed in obtaining approval to market our Radiesse® product mixed with Lidocaine, we may be at a competitive disadvantage. We recently presented the results of a clinical trial evaluating the safety and effectiveness of mixing Lidocaine with RADIESSE® dermal filler. This 50-patient split-face trial at two clinical sites demonstrated that RADIESSE® dermal filler mixed with Lidocaine was found to be less painful than RADIESSE® dermal filler not mixed with Lidocaine, while having comparable aesthetic correction. The results were recently submitted to the FDA as a PMA supplement. We cannot predict the likelihood or timing of FDA approval of this supplement. If we do not obtain FDA approval to market this product, or, if approved, if this treatment is not commercially successful, we may not be successful at competing with other dermal fillers that may have integral Lidocaine which could have a material adverse impact on our future operating results.

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

International sales accounted for 17%, 19%, and 19% of our total revenue for fiscal 2007, fiscal 2008 and the first nine months of fiscal 2009, respectively. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell RADIESSE®, combined with expansion into new international markets. In several countries in Europe, we have a direct sales organization. We principally rely on third party distributors to sell our products outside of Europe. Our success internationally is subject to a number of risks, including:

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

We currently depend on Boston Scientific to sell COAPTITE®, the sales of which constituted less than 10% of our revenues for fiscal 2007, fiscal 2008, and the first nine months of fiscal 2009. Boston Scientific is a very large corporation. While we believe our relationship with Boston Scientific is in good standing, COAPTITE® represents an immaterial amount of Boston Scientific’s overall revenue and Boston Scientific may in the future determine that resources currently directed to selling COAPTITE® should be redirected to higher priority projects or they may lack motivation to grow or maintain sales of COAPTITE®. If this were to occur, our expectations of future COAPTITE® revenues would be harmed.

We do not expect our acquisition of an RF-nerve lesion product to result in significant revenue unless we obtain an additional FDA clearance and are able to demonstrate to physicians and patients that the product is an attractive alternative to existing treatments.

In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention, or ACI and its licensor JNJ Technologies. The RELAXED EXPRESSIONS™ device is currently cleared via a 510(k) by FDA to create RF heat lesions in nerve tissue. While we believe this technology will ultimately offer patients an attractive alternative therapy to Botox for the treatment of frown lines, the product cannot be marketed for uses beyond its current 510(k) indication without specific additional 510(k) clearance. We expect to conduct clinical studies to support a FDA application and other foreign applications for clearance to begin marketing this product for the treatment of frown lines in 2010. However, these clinical studies will be expensive and time consuming and may not yield results that would lead the FDA to approve a 510(k) application for the treatment of frown lines. We also expect to engage in clinical evaluation of the device to ensure that it has consistent, predictable and compelling treatment outcomes prior to full commercial launch. If we do not receive this additional FDA clearance, or if the clearance is delayed or limited in scope, or our clinical evaluation is not favorable, our marketing efforts will be significantly limited, and expectation of future revenue from this product will be harmed.

Additionally, while we believe that there are compelling synergies between this product and RADIESSE®, we cannot predict how successful we will be in marketing this new product to our target customer base. Historically, we have sold RADIESSE®, a relatively inexpensive disposable device, and therefore cannot judge how successful we will be in selling the RELAXED EXPRESSIONS™ device, a relatively expensive capital equipment product. Factors such as price of the product and of the treatment, clinical trial results and journal publications, regulatory clearances, early adopter experience, the effectiveness of our sales force and our marketing efforts, physician and patient loyalty to alternative products, and competitive response will all impact our ability to successfully commercialize this product. While we anticipate that this product could have a significant revenue impact on our business once an FDA clearance for the treatment of frown lines is obtained, we may never achieve a significant positive revenue impact from this product.

If we are unable to commercialize Polidocanol, an investigational sclerotherapy drug that has recently completed its Phase III clinical trial, our expectation of future revenue growth would be harmed.

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

In addition to the clinical data review, Kruessler must submit the required manufacturing documentation to complete the NDA filing. While we expect Kruessler’s manufacturing documentation submission to be completed in the fourth quarter of fiscal 2009 and we anticipate FDA approval during calendar 2010, the timing and success of these prerequisites to commercialization are subject to uncertainties that are outside of our control including:

•	delays may occur in completing validations and submitting manufacturing documentation;

•	the FDA may require further tests or validation of the manufacturing facilities or processes; or

•	the manufacturing equipment, facilities or processes may need to be modified or revalidated and documentation resubmitted to gain approval by the FDA.

We have experienced delays in the past due to manufacturing validations and documentations associated primarily with activities at a contract manufacturer working with Kreussler. The anticipated NDA filing in the fourth quarter of Fiscal 2009 is subject to the outcome of certain manufacturing process validations, and any further required process validation work or additional documentation could further delay the NDA submission. A delay in NDA submission or of FDA approval would delay the U.S. introduction of the product and could harm our expected future operations.

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

We have conducted a clinical trial to support FDA approval for a combination of RADIESSE® and Lidocaine, the results from which have been submitted to the FDA under a PMA supplement. We believe we may be able to begin selling this product in the second half of calendar year 2009, but the timing and receipt of FDA approval for such a combination product is subject to risks associated with any medical device new product development initiative. Uncertainties in product development may include manufacturing, regulatory, or clinical trial risks, including the potential for adverse safety events or negative or ambiguous results. Furthermore, even if we receive FDA approval for a combination of RADIESSE® and Lidocaine, there is no assurance that this product will prove commercially successful. Our other future forms of RADIESSE® or derivative products also involve significant product development risks and uncertainties and may not be successfully developed or commercially successful.

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

While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while we believe our CaHA-based dermal filler technology maintains a strong intellectual property position, there are companies employing competing technologies that claim to have a similar clinical effect to ours which are not CaHA-based. There are also competitive products incorporating calcium based materials such as CaHA in formulations that may be designed to circumvent our patents. In addition, our patents covering the core technologies used in RADIESSE® and COAPTITE® expire in the United States beginning in 2012, and internationally beginning in 2013, with the last-to-expire U.S. patent expiring in 2020. Expired patents will not prevent competitors from legally introducing products based on this technology. As a result, we believe that we will have to continually innovate and improve our products and technologies and file new patent applications and obtain new patents relating to such innovations and technologies to maintain intellectual property protection and to compete successfully.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None applicable.

ITEM 4.	OTHER INFORMATION

None applicable.

BIOFORM MEDICAL, INC.

ITEM 5.	EXHIBITS

Exhibit No.	Description
31.01	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial and Accounting Officer under Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Chief Executive Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

32.02	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForm Medical, Inc.

Date: MAY 13, 2009	By:	/s/ STEVEN L. BASTA
STEVEN L. BASTA
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: MAY 13, 2009	By:	/s/ FREDERICK LWEE
FREDERICK LWEE
PRINCIPAL FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)