Form 10-K
period 2009-06-30
BIOFORM MEDICAL INC
filed 2009-09-25
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2008 (based upon the closing sale price of the registrant’s common stock listed as reported on the NASDAQ Global Market), was approximately $20,775,820. This calculation excludes approximately 23,496,036 shares held by directors, executive officers, and affiliated entities of the registrant.

As of September 15, 2009, the number of outstanding shares of the registrant’s Common Stock was 46,462,057.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

BIOFORM MEDICAL, INC.

2009 ANNUAL REPORT ON FORM 10-K

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

Trademarks

The BioForm Medical brand and product names, including but not limited to BioForm Medical®, RADIESSE®, COAPTITE® and RELAXED EXPRESSIONS™ contained in this document are trademarks, registered trademarks or service marks of BioForm Medical, Inc. in the United States (U.S.) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1.	Business

Our Business

We are a medical aesthetics company focused on developing and commercializing products that are used by physicians to enhance a patient’s appearance. Our core product, RADIESSE® injectable dermal filler, is designed to provide long-lasting, cost-effective and safe aesthetic improvement for patients. Our clinical studies have demonstrated that RADIESSE® provides meaningful initial aesthetic correction and approximately 12 months’ duration of aesthetic improvement in many patients, resulting in high patient satisfaction. Physicians have used RADIESSE® for more than seven years, and we have shipped over 1,000,000 syringes worldwide. Our strategy is to become a worldwide leader in medical aesthetics by building on our success with RADIESSE®, gaining a market leading position in dermal fillers, and commercializing new products beyond dermal fillers that enhance the practice of medical aesthetics.

To expand our portfolio in medical aesthetics, we have obtained licenses to or acquired three products: Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins sold under the trade name Aethoxysklerol® ; BIOGLUE AESTHETIC™ medical adhesive, a Class III medical device currently in clinical testing for tissue fixation in browplasty, or forehead lift; and RELAXED EXPRESSIONS™ System, a radiofrequency 510(k) medical device cleared by the United States Food and Drug Administration, or FDA, for use in creating radiofrequency (RF) heat lesions in nerve tissue, for which we plan to seek FDA clearance for use in the reduction of frown lines in the forehead.

For the fiscal year ended June 30, 2009, we had revenue of $66.5 million representing a 1.4% decrease from the prior fiscal year and had a net loss of $21.1 million compared to a net loss of $29.5 million in the prior fiscal year. We currently market our products through a direct sales force of over 100 sales representatives in the United States and Europe and a network of third party distributors in more than 30 countries. Our primary customers are dermatologists, plastic surgeons and facial plastic surgeons. RADIESSE® is primarily used for the treatment of facial wrinkles and folds. Our aesthetics products are not reimbursed by insurers and instead are paid for directly by patients.

RADIESSE®

Multiple clinical trials have demonstrated the aesthetic benefits and safety profile of RADIESSE®. In December 2006, we obtained two PMAs, for RADIESSE® from the FDA, one for the correction of moderate to severe folds and wrinkles, such as nasolabial folds, and a second for facial lipoatrophy, or facial fat loss, in patients with human immunodeficiency virus, or HIV. The nasolabial fold clinical trial demonstrated that RADIESSE® provides aesthetic improvement lasting six months or more following the procedure. In this study, 82% of patients maintained a clinically-evident aesthetic improvement six months after treatment. In an ongoing long-term follow-up of these patients, more than 30% of patients maintained a clinically-evident aesthetic improvement approximately two years after treatment. Our facial lipoatrophy clinical trial in HIV patients also demonstrated that RADIESSE® provides long lasting aesthetic improvement. In this clinical study, 91% of patients maintained a clinically-evident aesthetic improvement at the 18-month evaluation, which was 12 months after the last treatment.

We believe that the performance characteristics of RADIESSE® result from inherent advantages in our proprietary calcium hydroxylapatite, or CaHA, microsphere technology and gel carrier. CaHA is identical in composition to a mineral component of human bone and teeth and is absorbed by the body through normal metabolic processes. RADIESSE® provides long-lasting, but not permanent, aesthetic augmentation, since all of the materials in RADIESSE® are fully metabolized over time. The combination of our CaHA microsphere technology and our proprietary gel carrier stimulates the body to create new collagen, which we believe enhances the durability of the RADIESSE® augmentation. We acquired the intellectual property underlying our CaHA microsphere technology from E.R. Squibb & Sons, a subsidiary of Bristol-Myers Squibb, and have a fully paid-up license from Artes Medical with respect to certain patents that apply to implantable products containing microsphere particles.

We recently launched two new syringe formats of RADIESSE®—the 1.5cc RADIESSE® Volume Advantage syringe, which replaces our 1.3cc RADIESSE® syringe in the United States, and the 0.8cc RADIESSE® Moderate Fill syringe to provide physicians with product formats better suited to a range of patient treatments. We also recently received FDA approval to promote mixing RADIESSE® with lidocaine to improve patient comfort in RADIESSE® treatments. This approval was based upon a clinical trial presented in March 2009, evaluating the combination of RADIESSE® with lidocaine compared against RADIESSE® without lidocaine, which demonstrated an approximate 60% reduction in pain when RADIESSE® is mixed with lidocaine, while maintaining comparable safety and effectiveness. Further, 96% of patients in this study indicated that the reduction of pain would affect their choice of treatment. We also have a number of ongoing programs evaluating new forms, applications and indications of our patent protected RADIESSE® technology.

Licensed and Acquired Products under Development

BIOGLUE AESTHETIC™ Medical Adhesive

As part of our strategy to become a leader in medical aesthetics, in October 2006, we licensed from CryoLife, Inc. the exclusive U.S., Canadian and European distribution rights in medical aesthetic applications for BIOGLUE AESTHETIC™, a Class III medical device. We have received Conformité Européenne Mark (“CE Mark”) approval for use of BioGlue Aesthetic in browplasty procedures and are conducting limited market evaluation activities in Europe. As part of our cost reduction measures announced in November 2008, we have deferred clinical development of BIOGLUE AESTHETIC™ in the United States.

Polidocanol

In May 2007, we entered into a license agreement with Chemische Fabrik KREUSSLER & Co. GmbH for the exclusive U.S. distribution rights for Polidocanol (European tradename Aethoxysklerol®), a leading varicose vein treatment currently sold outside of the United States. Polidocanol is currently not approved for sale in the United States. Our partner, Kreussler, has completed a Phase III clinical trial and the results have been submitted to the FDA as a supplement to a current open new drug application (“NDA”) submission. The clinical trial was conducted based on a design that was established by Kreussler pursuant to a special protocol assessment, or SPA, agreed to with the FDA. An SPA is an agreement between the FDA and the sponsor of a NDA, on the design and size of a clinical trial that will form the primary basis for a claim of the effectiveness of the drug. We believe, based on the SPA with the FDA, that positive data from the trial will be sufficient clinical evidence for FDA approval. In addition, Kreussler has also recently provided manufacturing validations and documentation as requested by the FDA to support the Polidocanol NDA.

RELAXED EXPRESSIONS™ System

In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention and its licensor for $12.4 million. The technology we acquired, subsequently renamed RELAXED EXPRESSIONS™ System, is currently cleared via a 510(k) by FDA to create radiofrequency (“RF”) heat lesions in nerve tissue. The RELAXED EXPRESSIONS™ device uses minimally-invasive bi-polar radiofrequency energy selectively to weaken nerve signal transduction with durable effects. We have experienced delays in the development of the RELAXED EXPRESSIONS™ System associated with required technical improvements in the device and the treatment protocol in order to achieve consistently predictable clinical outcomes. Consequently, we have deferred our clinical study specifically intended to support an FDA application for the treatment of glabellar furrows, or frown lines, while we address these issues. Given the uncertainty regarding the timing of commercialization of RELAXED EXPRESSIONS™ in its current state, we wrote off $1.5 million in assets related to the product during fiscal 2009.

The Medical Aesthetics Market

The American Society for Aesthetic Plastic Surgery, or ASAPS, reports that in 2008, total expenditures for non-surgical and surgical procedures designed to improve or enhance a patient’s physical appearance were approximately $11.8 billion. From 2000 to 2008, non-invasive and minimally-invasive aesthetic procedures comprised the majority of the overall increase in aesthetic procedures, rising from approximately 4.3 million to 8.5 million procedures.

Injectable aesthetic procedures comprise the largest segment of the non-surgical aesthetics market. The ASAPS reports that, in 2008, U.S. consumers spent approximately $2.0 billion on approximately 4.0 million injectable aesthetic procedures, representing a substantial increase from 2000, when there were fewer than 2.3 million injectable procedures performed. According to ASAPS, in 2008, U.S. physicians performed, among other injectable aesthetic treatments, 2.5 million Botox injection procedures and 1.5 million dermal filler injection procedures, each representing patient fees of approximately $1.0 billion.

We believe that the current worldwide recession is adversely impacting spending on certain cosmetic procedures, including treatment with dermal fillers, including RADIESSE®. Our expectations regarding the nature or timing of any macroeconomic recovery, as well as any recovery in the dermal filler market, are highly uncertain and extended macroeconomic weakness and low consumer discretionary spending may impact our future sales and alter seasonal patterns in our revenue.

Dermal Fillers

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

RADIESSE® Dermal Filler

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

•

Durability.    We believe that RADIESSE® can provide meaningful aesthetic improvement for approximately 12 months or more in many patients, avoiding or reducing the need for frequent retreatment. Long term follow-up assessments of patients in our nasolabial fold PMA clinical study demonstrated that more than 30% of folds remained aesthetically improved approximately two years from their last injection. In our facial lipoatrophy study for patients with HIV, 91% of the patients treated with RADIESSE® were aesthetically improved 18 months after initial injection, which was 12 months after follow-up treatment.

•

Value and Convenience.    We sell RADIESSE® for dermal filler applications in multiple syringe formats including, 1.5cc, 1.3cc, 0.8cc and 0.3cc in order to both provide a typical patient with significant nasolabial fold correction with a single syringe treatment and to provide flexibility to physicians to tailor treatments to best meet the needs of their patients. For patients with relatively deep nasolabial folds, physicians may determine that greater aesthetic improvement can be achieved with a single syringe of 1.5cc RADIESSE® than with a single syringe of many other dermal fillers. One syringe of 1.5cc RADIESSE® may provide significant correction for a typical nasolabial fold treatment, while comparable correction with many competing fillers may require two or more syringes at what we believe would be an overall greater cost to the patient, since two syringes of many competing fillers will commonly cost significantly more than one syringe of 1.5cc RADIESSE®. For patients with more moderate nasolabial folds who do not require as much material, physicians may determine that the 0.8cc syringe of RADIESSE® provides an excellent value compared to relevant competing fillers. The durability of RADIESSE® may also improve the convenience to patients due to less frequent treatment sessions.

RADIESSE® faces significant competition, both domestically and internationally, from products that may have greater recognition or are distributed by larger, well-established companies. Current or future competitive products may claim one or more attributes that could be perceived as advantages over RADIESSE® based upon durability, cost, comfort, scope of approved marketing claims, ability to be easily reversed, or ease of injection or treatment, but we are not aware of any that have the combination of attributes associated with RADIESSE®. Procedural side effects from RADIESSE® injection are consistent with side effects commonly associated with injectable dermal filler treatments, and may include bruising, swelling, redness, pain, and itching. In most cases, these side effects go away within two weeks following treatment. There have been no reported long-term adverse effects of RADIESSE® in the pivotal studies conducted, and there have been no reports of delayed onset of adverse events in these studies. The characteristics of the RADIESSE® material that offer advantages in certain dermal filler procedures, like nasolabial fold treatment, also make RADIESSE® less suitable for use in the lips and certain other areas. There have been published reports of lumpiness associated with the use of RADIESSE® injected into the lips.

Our Business Strategy

Our strategy is to become a worldwide leader in medical aesthetics by gaining a market-leading position in dermal fillers based largely on RADIESSE® and follow-on products utilizing our proprietary CaHA technology and then to commercialize new products beyond dermal fillers that enhance the practice of medical aesthetics. The key elements of our strategy are:

•	to establish a leading position in the dermal filler market with RADIESSE®, including new indications for RADIESSE®, new forms of RADIESSE®, and possibly future complementary dermal fillers, and

•

to become a leading diversified medical aesthetics company building upon our distribution capabilities and relationships with aesthetics providers by developing and bringing future medical aesthetics products to the same customers.

Our Products

RADIESSE® Dermal Filler

RADIESSE® is a synthetic injectable material that is used by physicians as a dermal filler. RADIESSE® consists of 30% by volume smooth CaHA microspheres ranging in diameter from 25 to 45 microns suspended in an aqueous gel carrier which comprises 70% of the product. The size of the particles allows for delivery through a variety of needle sizes including 27 or 28 gauge needles. The gel carrier allows for controlled placement and permits the practitioner to manipulate RADIESSE® after injection without unwanted migration of the particles. The product’s unique calcium-based microsphere technology, along with the proprietary gel technology, helps to restore volume and promotes the growth of the body’s own collagen, providing lasting, but not permanent, augmentation. Immediately following injection, the RADIESSE® dermal filler adds volume to the space into which it is injected. This volume enhancement is predictable and controllable by the physician, resulting in immediate improvement in patient aesthetics after one treatment. In the first several months after injection, the gel carrier is absorbed by the body and new collagen is formed around the CaHA microspheres, which can reinforce the augmentation effect. Over time the CaHA microspheres, identical to a mineral component of bone and teeth, are also metabolized by the body.

The core technology behind RADIESSE® has been through significant safety and effectiveness testing, including biocompatibility testing, preclinical studies and several multi-center human trials in collectively more than 1,000 patients, which, along with seven years of use by physicians and over 1,000,000 syringes shipped, has demonstrated its benefits and safety profile. RADIESSE® requires no pre-injection skin testing to determine the risk of allergic reaction because it contains no animal or human-derived materials.

RADIESSE® syringes are available to physicians in multiple sizes to provide appropriate treatment volumes for a range of applications and patient requirements. In the United States, RADIESSE® is available in 1.5cc, 0.8cc and 0.3cc fill volumes. We have also recently received approval from the FDA to promote the mixing of RADIESSE® with lidocaine to improve patient comfort, and we provide an accessory kit to physicians to facilitate this mixing.

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

COAPTITE® Injectable Implant

In 2005, the FDA approved the initial application of our core technology, marketed as COAPTITE®, as a bulking agent to treat women who have stress urinary incontinence due to poorly functioning urethral sphincter muscles. The device consists of CaHA particles 75 to 125 microns in diameter suspended in a gel carrier similar to that used in RADIESSE®. COAPTITE® is injected into the space around the urethra near the bladder. After injection, COAPTITE® bulks the tissue near the urethral sphincter, enabling the sphincter to function more effectively. The PMA approval was based on a clinical study that demonstrated statistical equivalence in the first 12 months to the Contigen Collagen Implant, a leading bulking agent for stress urinary incontinence marketed by C.R. Bard. In this study, the COAPTITE®-treated group demonstrated continued improvement at 24 months.

As part of our strategy to focus our direct commercialization efforts on the medical aesthetics space, in 2006, we entered into an exclusive distribution agreement with Boston Scientific to sell COAPTITE® in the United States and Canada for female stress urinary incontinence and a pediatric urinary indication.

Our Products Under Development

Polidocanol—Varicose Vein Treatment

We have licensed Polidocanol, an injectable sclerosing drug for the treatment of varicose veins, from Chemische Fabrik KREUSSLER & Co. GmbH, or Kreussler, a German pharmaceutical company. Injection sclerotherapy is one of the primary treatments for small to medium varicose veins in the legs, where a treatment agent is injected into the vein to cause destruction of the vein, improving the overall aesthetic appearance. Polidocanol, under the trade name Aethoxysklerol® is a leading sclerotherapy treatment in Europe for varicose veins. It was developed by Kreussler in the early 1960’s and has been used safely and effectively outside of the United States for over 40 years in millions of patients. We have exclusive distribution rights in the United States for Polidocanol manufactured by Kreussler. As part of our partnership agreement, Kreussler is responsible for conducting a Phase III clinical trial and submitting the results to the FDA as part of an NDA. The clinical trial was conducted based on a design that was established by the manufacturer based on its communication with the FDA and a special protocol assessment, or SPA. An SPA is an agreement between the FDA and the sponsor of a new drug application, or NDA, on the design and size of a clinical trial that will form the primary basis for a claim of the effectiveness of the drug. In July 2008, Kreussler submitted to the FDA the positive results from the pivotal clinical study as part of an NDA supplement. In addition, Kreussler has also recently provided manufacturing validations and documentation as requested by the FDA to support the Polidocanol NDA.

Up to 50% of women 18 years of age and older may be affected by varicose veins. These veins, typically found on the legs, are often red or blue, are close to the surface of the skin and can look like tree branches or spider webs. The ASAPS reported that approximately 424,000 sclerotherapy procedures and about 133,000 laser vein removal procedures were performed in the United States in 2008. We believe these figures demonstrate that a very small percentage of the potential market has sought treatment for this condition.

Current varicose vein treatment options available in the United States include various lasers, surgery, and sclerotherapy with hypertonic saline or other drugs. Some of the current laser treatments and sclerotherapy products in the United States may be associated with significant discomfort, which may discourage patients from seeking treatment. In contrast, Polidocanol is a chemical with anesthetic properties, which we believe may be one of its key advantages. Polidocanol treatment is also generally associated with fewer local injection-site adverse events than other available sclerosing agents and we believe that this lower side effect profile will provide advantages to physicians and increase patient satisfaction with the treatment.

Polidocanol does not enjoy patent protection. As a result, we intend to rely on provisions of the Hatch-Waxman Act which provides marketing exclusivity to the first applicant to gain approval of an NDA for a product using an active ingredient that the FDA has not previously approved.

BIOGLUE AESTHETIC™—Medical Adhesive

We have licensed BIOGLUE AESTHETIC™, a Class III medical device, from CryoLife. We have exclusive U.S., Canadian and European distribution rights for aesthetics applications of BIOGLUE®, which we intend to commercialize under the trade name BIOGLUE AESTHETIC™. BIOGLUE® is a surgical adhesive that was approved by the FDA in 2001 as an adjunct to sutures and staples for use in adult patients in open surgical repair of large vessels, and it is approved in Canada and the European Union for various cardiovascular, vascular, pulmonary and general surgical applications. BIOGLUE® has been sold commercially in the United States since 2001, and internationally since 1997, and has been used successfully and safely in over 500,000 procedures. BIOGLUE AESTHETIC™ has received a plastic surgery approval for use in browplasty in the European Union.

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

In June 2007, pursuant to an investigational device exemption, or IDE, we began to enroll patients in a feasibility study to evaluate the safety and effectiveness of BIOGLUE AESTHETIC™ as a method for tissue fixation in patients undergoing browplasty, or forehead lift, procedures. This feasibility study demonstrated raised brow position in 89% of patients at 6 months. As part of our cost reduction measures announced in November 2008, we have deferred clinical development of BIOGLUE AESTHETIC™ in the United States.

We may also, in the future, evaluate clinical, regulatory and commercialization strategies for additional indications in the United States, Canada and the European Union, including procedures where an adhesive may be applicable, such as mid-face lifts, nose and eyelid surgeries and other cosmetic surgeries.

RELAXED EXPRESSIONS™ System—Glabellar Furrow Relaxation

In April 2008, we acquired from Advanced Cosmetic Intervention (ACI), the RELAXED EXPRESSIONS™ System, a minimally invasive bi-polar radiofrequency 510(k) medical device cleared by the FDA for use in creating radiofrequency (RF) heat lesions in nerve tissue. We have received an additional 510(k) clearance for a new treatment profile software upgrade designed to improve outcomes of procedures with the device. We have experienced delays in the development of the RELAXED EXPRESSIONS™ System associated with required technical improvements in the device and the treatment protocol in order to achieve consistently predictable clinical outcomes. Consequently, we have deferred our clinical study specifically intended to support an FDA application for the treatment of glabellar furrows, or frown lines, while we address these issues. Given the uncertainty regarding the timing of commercialization of RELAXED EXPRESSIONS™ in its current state, we wrote off $1.5 million in assets related to the product during fiscal 2009.

We expect to also seek a CE mark and certain other international registrations of the RELAXED EXPRESSIONS™ device for aesthetics indications assuming successful completion of our technical improvement efforts.

The RELAXED EXPRESSIONS™ device provides a minimally invasive technique for creating a focal lesion inhibiting the function of the target nerve. The product is comprised of a RF energy generator box, approximately the size of a small monitor, a sterile handheld probe and a foot pedal to activate energy delivery. The probe has two functions—stimulating the nerve to identify the proper location for treatment, and delivering the heat energy in a measured dose to reduce activity of the targeted nerve. The minimally invasive procedure is designed to be conducted in physician’s offices with local anesthesia. The procedure involves the probe tip being inserted under the skin, whereby the correct nerve is identified through stimulation, which causes visible muscle contraction. The same probe delivers localized and controlled bi-polar RF energy to reduce nerve function.

Neurotoxin products, such as Botox® Cosmetic from Allergan, Inc., are the current leading option for treatment of frown lines. Neurotoxins are injected by needle through the skin into the muscle and typically provide a short-term effect (up to four months). The neurotoxin keeps the muscle from moving, reducing the appearance of frown lines. Approximately three million treatments per year with Botox® Cosmetic are performed in the United States annually according to the American Society for Aesthetic Plastic Surgery.

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

Throughout the course of the study, RADIESSE® demonstrated statistically superior (p<0.0001) improvement to Cosmoplast on every measure of effectiveness at both three months and six months following treatment. In 82% of patients, the RADIESSE®-treated fold showed improvement at six months. In contrast, for Cosmoplast, 27% of folds were improved at six months. Another important metric measured in this study was the comparative average injected volume needed to achieve optimal results. RADIESSE® achieved the optimal result with an average total injected volume of 1.22cc, while Cosmoplast required an average of 2.35cc of material (p<0.0001). RADIESSE® had no occurrence of serious adverse events in the study. There were no reports of delayed adverse events due to either RADIESSE® or Cosmoplast treatment. Side effects with both products included pain on injection and other transient effects including redness, swelling, bruising and itching, all of which resolved without intervention, most within days or weeks following treatment. The overall safety profile of RADIESSE® was comparable to Cosmoplast, the collagen control.

As part of the PMA approval for RADIESSE® in facial fold and wrinkles, the FDA has required us to complete a post-approval study to assess the safety of RADIESSE® in nasolabial folds in persons of color and to complete a three-year open-label follow-up of patients in the United States pivotal nasolabial fold study. We have completed and submitted to the FDA the results of these two post-approval studies for RADIESSE® dermal filler. In the three-year study in nasolabial folds, more than 30% of treated nasolabial folds were rated by the treating investigator as improved in patients who were approximately two years from their last injection. No long-term product related adverse events or delayed-onset adverse events were reported in the study. In the persons of color study, observed adverse events were typical of dermal fillers such as redness, swelling, and bruising, and the study found that RADIESSE® dermal filler is safe for use in persons of color. These studies were conducted pursuant to the requirements of the FDA associated with the approval for RADIESSE® dermal filler for facial folds and wrinkles. We have completed all post-approval requirements associated with this PMA.

HIV-Lipoatrophy Clinical Trial

We initiated a multi-center, prospective, open-label 100 patient trial in 2004 to measure the safety and effectiveness of RADIESSE® in treating HIV-associated lipoatrophy, commonly known as facial wasting. RADIESSE® met or exceeded all of the primary and secondary endpoints. The PMA application for the facial lipoatrophy trial was submitted to the FDA in September 2005 and was approved in December 2006.

The data collected from the trial demonstrated an improvement on the primary measure of effectiveness in 100% of patients treated at every time point through 12 months. Cheek thickness measurements taken at three, six and 12 months demonstrated an increase in average cheek thickness compared to baseline at each point in time. RADIESSE® had no occurrence of product related serious adverse events. Adverse events included pain and other transient effects including redness, swelling, bruising and itching, all of which resolved without intervention, most within days or weeks following treatment. We have completed all post-approval requirements associated with this PMA.

RADIESSE® and Lidocaine Mixing Trial

In 2008, we initiated a trial evaluating the safety and effectiveness of mixing RADIESSE® with lidocaine. The data collected from this 50-patient, split-face trial at two clinical sites, demonstrated that RADIESSE® mixed with 2% lidocaine was found to be less painful than RADIESSE® not mixed with lidocaine, while having comparable aesthetic correction. The trial demonstrated an approximately 60% reduction (p<0.0001) in pain scores immediately following treatment, measured on a Visual Analog Scale with 100% of patients indicating that RADIESSE® mixed with lidocaine was less painful than non-mixed RADIESSE® and 96% of patients finding that the difference in pain level was significant enough to affect their preference for one treatment over the other. Both RADIESSE® mixed with lidocaine and non-mixed RADIESSE® were safe, with comparable local adverse events, typical of dermal fillers. There were no serious adverse events in the clinical trial.

This clinical trial was conducted under an IDE from the FDA and the results of this study were submitted to the FDA as part of a PMA Application in 2009. In July 2009, the FDA approved the method of mixing RADIESSE® dermal filler with lidocaine using a mixing syringe and luer lock connector, and we have begun including mixing kits with orders of RADIESSE® and educating physicians on the use of RADIESSE® dermal filler with lidocaine.

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

The results of the Global Aesthetic Improvement Scale (“GAIS”) evaluation showed a greater number of folds treated with RADIESSE® rated as “improved” or better at six and nine months following treatment, as compared to the number of “improved” or better Restylane folds. At nine months following second treatment, 79% of folds treated with RADIESSE® and 43% of folds treated with Restylane showed improvement as measured by the GAIS (p<0.0001). The results of the Wrinkle Severity Rating Scale (“WSRS”) evaluation showed a greater average improvement in RADIESSE®-treated folds as compared to Restylane-treated folds at three, six and nine months. On the patient preference evaluation, at each time point more than 60% of patients preferred the RADIESSE® fold (p<0.05) to the Restylane fold. In addition, RADIESSE® required significantly less material to achieve optimal correction, with an average total injection volume of 0.88cc in contrast to Restylane which needed an average of 1.26cc (p<0.001).

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

RADIESSE® vs. Juvederm 24™, Juvederm 24HV and Perlane® Clinical Trial

We are conducting a prospective, randomized, controlled clinical trial in Europe with 205 patients at five investigational sites. The trial has been designed to measure the results achieved by several products on a comparative basis for up to 20 months after the completion of two treatments, at baseline and at four months in order to achieve optimal correction. This trial randomized patients to receive treatment with one of four products, RADIESSE®, Perlane®, Juvederm 24TM, not available in the United States, and Juvederm 24HV, known as Juvederm Ultra in the United States. Each patient received treatment with one product in both nasolabial folds in order to avoid asymmetry concerns inherent in split-face studies and to permit longer follow-up than in most nasolabial fold trials, as follows: 70 patients were treated with RADIESSE®, 69 patients were treated with Perlane®, 33 patients were treated with Juvederm 24TM and 33 patients were treated with Juvederm 24HV. Patient satisfaction was evaluated at the lead enrolling site, which treated 121 patients, and improvement on the GAIS and the WSRS was evaluated in all patients.

The percent of patients improved in the RADIESSE®-treated group was found to be statistically greater at four and eight months after the last injection as compared to all other products in the study (p<0.0001) and at 12 months after the last injection against Perlane® (p<0.05) and Juvederm 24™ (p<0.0001), but not significant as compared to Juvederm 24HV. On the WSRS evaluation, three of the treatment groups, RADIESSE®, Perlane® and Juvederm 24HV, showed improvement in WSRS scores but the differences were generally not statistically significant. Substantially less RADIESSE® than the HA fillers was injected to achieve optimal correction in this study. Average total volume of RADIESSE® injected in two treatment sessions was 2.21cc, compared to 2.89cc of Perlane® (p<0.0001), 2.94cc of Juvederm 24HV (p<0.005) and 4.78cc of Juvederm 24™ (p<0.0001).

For the 119 patients evaluated at 12 months after the last injection at the lead enrolling site, which also administered the patient satisfaction evaluation, results showed that 90% of RADIESSE® treated patients rated their satisfaction as “satisfied” or “extremely satisfied” compared to 48% with Perlane® (p<0.001) and less than 10% for each Juvederm 24TM group (p<0.001). When asked whether they would be likely to return for future treatments, 93% of patients said that they were “likely” or “extremely likely” to return for future treatments with RADIESSE® versus 38% for Perlane® (p<0.001) and less than 10% for each Juvederm 24TM group (p<0.001). A similar patient satisfaction response pattern was reported at each evaluation time point.

This study was conducted as a post-approval comparison of several leading fillers, and was not intended to support regulatory approval. The initial results of this study, through the 12-month follow-up after the second treatment, have been published in The Journal of Dermatologic Surgery.

Peer-Reviewed Publications

There are more than 50 peer-reviewed articles (reviewed and accepted by medical specialists) and published in medical journals regarding the use of RADIESSE® in aesthetics covering more than 2,500 patient treatments in a variety of clinical applications. These publications describe broad use of RADIESSE® in various aesthetic and reconstructive applications. In addition, there are more than ten peer-reviewed journal articles published regarding use of RADIESSE® Voice and RADIESSE® Voice Gel with greater than 200 patient treatments.

Sales, Marketing and Clinical Education

We market RADIESSE® to dermatologists, plastic surgeons, facial plastic surgeons, and other physicians performing cosmetic procedures through a direct sales and marketing organization in the United States. As of June 30, 2009, we had a U.S. and European field force of greater than 100 direct sales representatives and clinical trainers. Our European sales and marketing organization is managed by a team located in the Netherlands. Worldwide, we have a network of third party distributors in more than 30 countries.

We believe that physicians, our target customers, and their office staff are the primary sources of information and advice in a patient’s choice of treatment. As such, we concentrate our marketing efforts on the physician’s office. We devote significant resources to training and educating physicians in the use and benefits of our products. We provide significant marketing support to physicians offering RADIESSE® to assist with patient awareness and education. We also promote our products through medical society meetings attended by dermatologists, plastic surgeons and facial plastic surgeons.

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

Competition

We compete primarily in the facial aesthetics market, which is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. We compete against other medical technology and pharmaceutical companies who market dermal fillers and other injectable aesthetics products. There are also potential future competitive products available commercially and in development incorporating calcium based materials such as CaHA in formulations that may be designed to circumvent our patents. We also compete with companies that offer different treatments for facial wrinkles, including topical cosmeceuticals and creams, chemical peels, laser skin treatments and microdermabrasion.

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

In addition, our ability to compete depends upon several other factors related to our company, including:

•	our reputation with our physician customers and patients;

•	our relationships with leading physicians in the medical aesthetics specialties;

•	financial resources or perceived financial stability;

•	the effectiveness of our sales force;

•	the extent and success of our marketing efforts;

•	our portfolio of products and the ability to cross-promote products;

•	research and development expertise;

•	clinical and regulatory expertise;

•	our manufacturing capabilities and cost of goods; and

•	intellectual property protection.

We compete primarily with other companies that market dermal fillers and other aesthetics treatments. Many of our competitors are large, well-established medical device, pharmaceutical, chemical, cosmetic or healthcare companies with considerably greater financial, marketing, sales and technical resources than those available to us. Our significant competitors include Allergan, Medicis, Q-Med, Johnson & Johnson and Sanofi-Aventis. We may face future competition in our markets from these and other large, established companies, as well as from emerging companies, like Suneva Medical (successor to Artes Medical), many of which have dermal filler products currently available, under development or in the regulatory approval pipeline.

Financial resources and a well-established presence in the facial aesthetics market play a significant role in the success of a product. Some competitors spend far more on certain types of advertising than we do or expect to do in the foreseeable future. Such advertising includes direct to consumer national television campaigns as well as co-promotion with other, well established, products including, for example, Allergan, which markets its Juvederm dermal filler products along with its Botox product, and Medicis, which markets its Restylane dermal filler products along with its recently FDA-approved Dysport neurotoxin. Physician office and consumer awareness of well-established companies and products may allow competitors to introduce newly-approved products rapidly into the market. Future competitors may implement such advertising and co-promotion efforts with the launch of new products.

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

The 25-45 micron CaHA particles used in RADIESSE® and the 75-125 micron CaHA particles used in COAPTITE® are each produced for us according to our specifications. We currently have single suppliers for each particle size. We have a contract with Tulsa Dental Specialties for the manufacture of small CaHA particles for use in soft tissue applications including stress urinary incontinence, vesicouretal reflux, plastic and reconstructive surgery, vocal fold insufficiency, tissue marking, fecal incontinence, gastroesophageal reflux disease and various hard tissue applications. The contract runs through May 2010 and then automatically renews for an additional two-year term, unless terminated pursuant to its terms. We also have a contract with CAM Implants for the supply of large CaHA particles for use in COAPTITE® to treat women who have stress urinary incontinence due to poorly functioning urethral sphincter muscles. The contract runs through November 2010 and automatically renews each year for a further year unless terminated pursuant to its terms. Pursuant to these contracts, our suppliers are required to supply CaHA particles in accordance with our specifications and at predetermined prices that are periodically subject to adjustment. Under these contracts, prices can be adjusted at least once per year, with such adjustment tied to changes in the Consumer Price Index. In addition, while there are no pre-determined minimum purchase requirements, under the terms of these agreements, we are required to provide our suppliers a 12-month estimate, of which the first three months is binding, of our requirements for production planning to be updated every three months. Our suppliers are required to comply with applicable FDA and other manufacturing regulations. We maintain approximately 12 months of inventory of each of these key raw materials in order to minimize any risk of disruption to our business and have specified production planning and scheduling requirements that each supplier must meet. We are also in the process of exploring manufacturing alternatives to mitigate the risk that we would not have adequate capacity for our future growth. To date, we have not experienced material delays in obtaining any of our components, subassemblies or finished products.

Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations. We conduct our manufacturing operations at our Wisconsin facility using validated equipment in a dedicated controlled clean room environment consistent with Good Manufacturing Practice, or GMP, regulations. Each of our products is terminally sterilized in an autoclave prior to release. We manufacture our products in a controlled environment and have implemented quality control systems as part of our manufacturing processes. The control systems materially comply with the FDA Quality System Regulations, or QSR. We believe we are in material compliance with the FDA QSR for medical devices, with ISO 13485 quality standards, and with applicable medical device directives promulgated by the European Union, and policy on the Canadian Medical Devices Conformity Assessment System, which facilitates entry of our products into the European Union and Canada. The FDA and E.U. Notified Body have each inspected our manufacturing facilities several times over the recent years.

Research and Development

Our research and development efforts are directed towards the development of new products and technologies that expand our existing platform of capabilities and applications. As of June 30, 2009, our research and development staff consisted of 11 employees dedicated to new product development, clinical trials design and management, regulatory communications and compliance, and development project management. We employ several engineers, scientists and technicians with experience in the biomaterials area. We also employ a team of clinical project managers capable of effectively implementing clinical trials to study the safety and effectiveness of our products. In addition, we have established a regulatory affairs team responsible for managing worldwide interactions with regulatory bodies that process medical device applications. Our product development activities occur at both our Wisconsin and California facilities. Our research and development staff is focused on the development of new soft tissue augmentation products, improving the delivery systems for our products, and developing future medical aesthetics products based upon in-licensed technologies.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights.

We currently hold ten issued U.S. patents and have 13 pending U.S. patent applications. We also have 71 issued foreign patents and multiple foreign patent applications pending in 12 countries as well as three patent conventions, the World Intellectual Property Organization with 137 contracting states, the European Patent Organization with 35 member states and the Eurasian Patent Organization with nine member states. Our patents to our RADIESSE® and COAPTITE® technology relate to soft tissue augmentation material, carrier, methods, processes, storage and delivery devices. Our patents covering the core technologies used in RADIESSE® and COAPTITE® expire in the United States beginning in 2012, and internationally beginning in 2013, with the last U.S. patent expiring in 2020.

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

Additionally, we own material trademarks, trade names or logos that we use in conjunction with the sale of our products. We currently have registered trademarks for RADIESSE® , COAPTITE® , BioForm Medical® and the BioForm Medical logo among others, and are in the process of registering certain other of our trademarks with the United States Patent and Trademark Office including, but not limited to, RELAXED EXPRESSIONS™. We continue to invest in internal research and development of concepts within our current markets and within other potential future markets. We intend to continue to build our patent portfolio in areas of company interest.

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

Artes Medical Settlement Agreement.    In October 2005, we entered into a settlement and license agreement with Artes Medical, and Dr. Martin Lemperle, pursuant to which all outstanding disputes and litigation matters among the parties were settled. Under the agreement, Artes Medical granted to us an exclusive, world-wide, license under certain of their patents to make and sell implant products containing CaHA particles, and a non-exclusive, world-wide, license under the same patents to make and sell certain other non-polymeric implant products, and we paid them a technology access fee of $2.0 million. CaHA particles are used in our RADIESSE® products (other than RADIESSE® Voice Gel), COAPTITE®, and are used in certain dermal filler products that we currently have in development. Pursuant to a September 2007 agreement, Artes Medical released its right to royalty payments due in the future under the terms of our prior license agreement and we obtained a fully paid-up license in exchange for payments totaling $5.5 million in fiscal 2008. Under the agreement, Artes Medical has the right to enforce its patents in the event of third party infringement, and we have the option to enforce its patents outside the United States if it does not. The settlement and license agreement remains in effect so long as any of the patents licensed under the agreement continues to have at least one valid and enforceable claim that has not expired, lapsed or been disclaimed or permanently abandoned. Artes Medical may not terminate the license grants under the agreement. In December 2008, Artes Medical filed for bankruptcy protection and liquidated its assets under Chapter 7 of the U.S. Bankruptcy Code. As part of the bankruptcy process, the patent which was the subject matter of the Settlement and License Agreement was sold to Suneva Medical (formed by a major creditor of Artes Medical). Pursuant to order of the Bankruptcy Court, the sale to Suneva Medical was expressly subject to our rights under the license and our rights under Section 365(n) of the Bankruptcy Code in the event of rejection and breach of the license by Artes Medical. Bankruptcy Code Section 365(n) provides that, upon a rejection of an intellectual property license in a licensor’s bankruptcy, a licensee may elect to retain its rights under the license, including a right to enforce any exclusivity provision of the license, for the duration of the license. Artes Medical subsequently rejected the license and we elected to retain our rights under the license pursuant to Bankruptcy Code Section 365(n). Our rights under Section 365(n) of the Bankruptcy Code are more limited than our rights under the license.

Kreussler Agreement.    In May 2007, we entered into a licensing and distribution agreement with Kreussler, the manufacturer of Aethoxysklerol® sclerosing agent (Polidocanol). According to the terms of this agreement, Kreussler is responsible for conducting the clinical trial and regulatory filings for approval of Polidocanol by the FDA, and will own resulting regulatory approvals, if any. If required by the FDA as a condition to such approval, we will conduct a post-marketing study. Assuming approval is received, we will be the exclusive distributor of the product in the United States, responsible for all sales, marketing, and post-market compliance activities. We will be obligated to market each product within six months of receipt of all corresponding regulatory approvals. Under the agreement, we will exclusively purchase Polidocanol from Kreussler and have agreed to restrictions with respect to selling competing products during the term of the agreement. In addition, the agreement provides for minimum amounts that we must purchase in each 12-month period. Our minimum purchase obligations begin following U.S. commercial launch at approximately $0.9 million for the first year and increasing incrementally through the fourth year to approximately $3.7 million, after which minimum purchase obligations will be determined yearly by agreement of the parties. Our failure to meet this obligation may provide Kreussler the right to terminate the agreement, subject to our ability to cure. Pursuant to the agreement, we became obligated to pay Kreussler a total of $1.7 million in fiscal 2008. We expect the next milestone related to the NDA status to be achieved in the first quarter of fiscal 2010, which will result in an obligation of $0.7 million. Upon the completion of milestones provided for under the agreement, we will be obligated to pay up to $2.5 million in additional milestone payments in the future. In addition, once we start selling Polidocanol, we will pay Kreussler for the manufacture of the product and a predetermined amount based on net sales. Since no patents are licensed under this agreement, we have no contractual right of enforcement in the event of a lawsuit regarding patents underlying the product, if any. Our agreement with Kreussler will last for 12 years following the approval date for the registration of the first product, unless renewed or terminated in accordance with its terms. Either party may terminate this agreement if the other party fails to remedy a breach within a specified period of time. This agreement is for U.S. distribution of a product that is not approved for sale in the United States. We will not be able to derive any revenue from our distribution rights under this agreement until Kreussler has obtained regulatory approval from the FDA.

CryoLife Agreement.    In October 2006, we entered into a distribution and supply agreement with CryoLife, the manufacturer of BIOGLUE®, under which we obtained an exclusive license to develop in cooperation with CryoLife, and to use, distribute, market, and sell, medical aesthetic applications of BIOGLUE®

in the United States, Canada and certain European countries under the tradename BIOGLUE AESTHETIC™. As consideration for the license grant, we made a $0.5 million payment to CryoLife in fiscal 2007, and, contingent upon the completion of milestones provided for under the agreement, will be obligated to pay up to $0.5 million in an additional milestone payment in the future. Under the agreement, we are required to purchase BIOGLUE AESTHETIC™ exclusively from CryoLife, to use reasonable efforts to develop and to bear the costs of a regulatory approval program, and to pay expenses in connection with marketing and selling BIOGLUE AESTHETIC™. CryoLife will apply for, prosecute and maintain the patent rights underlying BIOGLUE AESTHETIC™ and has the exclusive right to take action against infringement of its rights. For each 12-month rolling forecast, we become obligated to purchase all of the product covered by the first three-month period and at least half of the product covered by the immediately subsequent three-month period of each such forecast. Under the terms of the agreement, we are not obligated to purchase a minimum dollar value of product from CryoLife, however our failure to purchase the product orders in accordance with each rolling forecast provides CryoLife the right to terminate the agreement. Each party may terminate this agreement if either party fails to remedy a breach within a specified period of time or if we fail to meet minimum purchase obligations. Our agreement with CryoLife will last indefinitely, unless terminated in accordance with its terms. This agreement provides for the distribution of a product for indications that are not yet approved in the United States or internationally. We will not be able to derive any revenue from our distribution rights under the agreement until we have applied for and obtained required regulatory approvals from the FDA and other international regulatory agencies. As part of our cost reduction measures announced in November 2008, we deferred clinical development of BIOGLUE AESTHETIC™ in the United States.

ACI Agreement.    In April 2008, we acquired substantially all of the assets of privately-held Colorado-based, Advanced Cosmetic Intervention, Inc., or ACI, as well as substantially all of the assets of JNJ Technology Holdings, LLC (not related to the Johnson & Johnson Family of Companies), the intellectual property holding company that licensed technology to ACI. We purchased the assets, including intellectual property and technology rights related to radiofrequency energy devices and assumed certain liabilities of ACI for $12 million. In addition, the agreement provided for us to pay ACI a single digit percentage of future sales of products and a one-time payment of $7.5 million in the event of sales of the acquired product exceeds $60.0 million in any calendar year from 2011 to 2014. The percentage of sales payment rate varies depending on aggregate net sales and whether the product is covered by the acquired patent rights. The obligation to pay a percentage of sales continues until the earlier of (i) reaching a predetermined maximum aggregate royalty, or (ii) through 2029, or (if later) on a per-product basis until a product ceases to be covered by a valid claim included in the acquired patent rights. We also have an option to pay a lump sum in 2014, based on prior payments, to effect early termination of the contingent sales based consideration obligation. Under the agreement, we are required to use commercially reasonable efforts to commercialize products in the aesthetic field. We have experienced delays in the development of the RELAXED EXPRESSIONS™ System associated with required technical improvements in the device and the treatment protocol in order to achieve consistently predictable clinical outcomes. Consequently, we have deferred our clinical study specifically intended to support an FDA application for the treatment of glabellar furrows, or frown lines, while we address these issues. Given the uncertainty regarding the timing of commercialization of RELAXED EXPRESSIONS™, we wrote off $1.7 million in assets related to the product during fiscal 2009.

In April 2009, we filed a written certification to the escrow agent associated with the asset purchase agreement between BioForm and ACI asserting that we are entitled to receive the entire $2 million balance of the escrow amount being held by the escrow agent as a result of material misrepresentations made by ACI to us at the time of purchase.

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

An accessory kit for mixing RADIESSE® with lidocaine is provided to physicians in the United States pursuant to FDA approval for the lidocaine mixing protocol.

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

If we seek to market new products or to market new indications for our existing products, we will be required to file for and obtain either 510(k) clearance or PMA approval. Our licensed sclerosing product, Polidocanol, is currently under FDA review to support a U.S. marketing approval. Polidocanol is classified as a drug by the FDA. Requirements pertaining to the regulation of drugs are discussed below.

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

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws, false claims laws, and marketing conduct laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. These laws and regulations are wide ranging and subject to changing interpretation and application. In recent years, there has been greater scrutiny of marketing practices in the medical device industry which has resulted in several government investigations by various government authorities and the introduction and/or passage of federal and state legislation regulating interactions between medical device manufacturers and healthcare professionals and providers and requiring the disclosure by medical device manufacturers of gifts or other payments to healthcare professionals and providers. To be in compliance with such disclosure laws, we have implemented necessary systems for accurately tracking gifts and other payments.

We have adopted and implemented voluntary standards established by the Advanced Medical Technology Association (AdvaMed), a United States trade association for medical device manufacturers, governing interactions between medical device manufacturers and healthcare professionals known as the AdvaMed Code of Ethics on Interactions with Health Care Professionals (AdvaMed Code). These standards are intended to ensure that interactions are transparent and comply with applicable laws, regulations and government guidance. The standards address interactions related to sales and marketing practices, research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code, however, does not ensure that a manufacturer will be in compliance with all applicable federal and state healthcare laws. We cannot provide any assurance that regulatory or enforcement authorities will view activities subject to such laws as being in compliance.

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

After completion of clinical trials, if there is substantial evidence that the drug is both safe and effective, an NDA is prepared and submitted for the FDA to review. The NDA must contain all of the essential information on the drug gathered to that date, including data from preclinical studies and clinical trials, and the content and format of an NDA must conform to all FDA regulations and guidelines. Accordingly, the preparation and submission of an NDA is an expensive and major undertaking for a company.

The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination of whether the NDA is adequate to undertake review. Additional time may pass before the FDA formally notifies the sponsoring company whether the application will be reviewed. Assuming the submission is accepted for review, the FDA conducts an in-depth review of the NDA. As part of its review process, the FDA usually requests additional information and/or clarification regarding information already provided in the submission. Such requests can significantly extend the review period for the NDA, particularly if the FDA requests additional information and/or clarification that is not readily available, or requires additional studies or other time-consuming responses to requests. During the later stages of the review process, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved and the scope of any approval. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA’s evaluation of the NDA submission or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

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

The primary regulatory environment in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE marking. We have the authorization to affix the CE mark to the RADIESSE® and COAPTITE® and to commercialize the devices in the European Union for facial soft tissue augmentation and female stress urinary incontinence, respectively. In addition to CE marking, certain countries within the European Union are now requiring additional registrations prior to commercialization.

Facilities

Our principal plant and equipment are located in Wisconsin. We own our primary manufacturing facility which is responsible for the production of RADIESSE®, COAPTITE®, RADIESSE® Voice, and the RADIESSE® Voice Gel products. This facility is an approximately 20,000 square foot space, which includes an approximately 3,500 square foot clean room that is ISO and GMP certified. We also lease additional space in facilities near our primary manufacturing facility in Wisconsin. In our Wisconsin facilities, we have manufacturing, quality, regulatory affairs, customer service, finance and research and development personnel. Our headquarters is in a leased facility in California where we have our executive, clinical, finance and sales and marketing operations. We lease space in the Netherlands from which we manage our European and certain international operations, and we lease space in South Korea from which we manage certain Asian distribution relationships. Other than our owned primary manufacturing facility, the additional facilities are not material to our operations.

Employees

At June 30, 2009, we had approximately 310 employees, including a sales force and clinical training team of greater than 100 field personnel in the United States and Europe. In November 2008, we implemented a cost reduction plan where we reduced our workforce by 36 employees, and have since experienced relatively low turnover of personnel. None of our U.S.-based employees are represented by unions. We believe that we maintain good relations with our employees.

Available Information

We maintain a website located at http://www.bioform.com.

Item 1A.	Risk Factors

We have a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues and significantly reduce operating expenses.

We have incurred net losses of $21.1 million, $29.5 million, $13.6 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and, as of June 30, 2009, we had an accumulated deficit of approximately $98.1 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of RADIESSE® and our other products. We expect to continue operating at a net loss at least during fiscal year 2010 and may continue do so in the future.

On November 6, 2008, in response to general economic conditions and the impact on our business, we announced a cost reduction plan designed to reduce annual operating expenses by up to $20.0 million per year, through, at least, fiscal 2010. As part of this plan, we reduced our workforce by 36 employees, and reduced operating expenses through the suspension and deferral of various programs throughout virtually all functions of the organization. These reductions could have a material and adverse impact on our future operating performance. If we are unable to maintain or grow revenue from existing products and launch new products while maintaining our recently lowered level of operating expenses, the timing of, or our ability to achieve, profitability would be adversely affected. While our goal is to achieve sustainable profitability before the end of 2011, we cannot assure you when or that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to maintain or grow revenue or to achieve and sustain profitability would negatively impact the market price of our common stock and require us to seek additional funding, if such funding is then available to us on terms acceptable to us or at all. Raising additional funding, if the current macroeconomic financial environment continues, may be difficult or require us to accept unfavorable terms.

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

The current economic slowdown in the United States and our major international markets has led to lower consumer spending that has been responsible for a decline in demand for certain cosmetic procedures and, consequently, the decline in some aesthetic product makers’ results of operations, including our own. We have implemented plans to reduce our operating expenses significantly, but this action may make it difficult for us to compensate adequately for any unexpected shortfall in revenue, or to maintain and grow revenues while fully implementing our cost savings measures. Accordingly, a significant shortfall in demand for our products, as well as the implementation of operating expense reductions, could have an immediate and material adverse effect on our business, results of operations and financial condition. Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods, or guidance regarding expectations of future results, should not be relied upon as an indication of our future operating performance.

If the slowdown in demand for medical aesthetic procedures associated with the current economic recession lasts longer than anticipated, our future operating performance will be adversely impacted.

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

While we believe that we may be winning market share from our competitors, in part due to our syringe sizing strategy and its adoptions by physicians, and that the recent slowdown in demand for RADIESSE® is the result of lower consumer demand for cosmetic procedures generally, the decline could also reflect a weakening of our competitive position or physician or patient preference for other products. If the declining revenue is due to competitive factors rather than overall demand for cosmetic procedures, then we may not see the increase in revenue that we would otherwise expect with a recovery in the U.S. and international economies and consumer demand for aesthetic procedures.

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

Our largest direct competitors in the key U.S. market include Allergan, Medicis, and Johnson & Johnson, and there are many other companies that compete directly or indirectly with us or that are likely to compete with us in the near future, both in the United States and internationally. Many of our current and future competitors have significantly greater financial resources, reputation and experience in the aesthetics market than we do, as well as broader aesthetic product offerings. Competing effectively will require us to distinguish our company and RADIESSE® from our competitors and their products, which will be dependent on factors such as:

•	the safety, effectiveness and ease of use of RADIESSE® and duration of cosmetic benefit;

•	patient and physician satisfaction with RADIESSE® compared to other injectable aesthetic products and alternative treatments;

•	the success of our efforts to promote mixing RADIESSE® with lidocaine;

•	the cost of RADIESSE® to our physician customers relative to alternative products and the price that those physicians, in turn, charge for the corresponding procedure;

•	the effectiveness of our sales and marketing efforts;

•	our ability to obtain additional regulatory approvals and promote RADIESSE®;

•	our ability to co-promote our filler along with complementary products that we may seek to introduce;

•	our ability to establish a strong and widely-recognized reputation for RADIESSE® and our company as a whole;

•	our ability to offer a broader portfolio of aesthetic products;

•	the results and publication in prominent journals of clinical studies that may be conducted by us or our competitors comparing RADIESSE® with competing products;

•	intellectual property protection; and

•	the overall size and rate of growth of the dermal filler market.

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

Competitors have also influenced physician practice through aggressive promotional campaigns that offer significant discounts to physicians who choose their products over competing products. Some competitors also have the ability to influence a physician’s practice by co-promoting, or bundling, the sale of two different but related products, such as a dermal filler and a botulinum toxin. Bundling of complementary products may permit these companies to enjoy efficiencies with respect to their sales and marketing efforts, may permit unique discounting and cross-selling opportunities, and reinforce company and brand loyalty. We believe that the products we have under development, including Polidocanol, RELAXED EXPRESSIONS™ and BIOGLUE AESTHETIC™ may, if successfully developed and commercialized, significantly enhance our competitive position. However, even if we are able to commercialize and co-promote new products, we may be unable to generate expected sales and our financial performance may suffer due to various other competitive factors, including pricing, patient satisfaction and customer loyalty to the products of our competitors.

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

Dermal filler injections may be painful to the patient and many practitioners consider adoption of pain reduction practices to be important. Several companies have developed fillers that incorporate lidocaine in some fashion to reduce pain upon injection. We recently received approval to promote in the United States a method of mixing RADIESSE® with lidocaine in order to improve patient comfort. We may not be successful with this product mixing offering in competing with other dermal fillers that may have integral lidocaine which could have a material adverse impact on our future operating results.

Study results finding RADIESSE® preferable to competing products may not lead to an increase in market share.

While we have conducted and published clinical studies that we believe demonstrate the advantages of RADIESSE® over other leading dermal fillers, the publication and promotion of these study results may not lead to increased market share. Physicians and patients may not be persuaded by our clinical study data to demand RADIESSE® over our competitors’ products. A number of factors, including price, marketing practices and name recognition, past experience, perception and other factors may lead potential customers to choose our competitors’ products, instead. Additionally, a competitor may perform its own study that contradicts the results of our previously published studies.

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

We believe that clinical confidence in the use of RADIESSE® is important in physician adoption of RADIESSE®, and we invest substantial resources in clinical education. Our efforts to train physicians may not be adequate or successful in increasing physician confidence and comfort in using RADIESSE® frequently in their practice. Even if physician confidence in RADIESSE® increases, that may not result in more orders since the decision to choose a product is dependent upon many factors beyond just clinical comfort and confidence.

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

International sales accounted for 19% of our total revenue for fiscal 2009 and 2008. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell RADIESSE®, combined with expansion into new international markets. In several countries in Europe, we have a direct sales organization. We principally rely on third party distributors to sell our products outside of Europe. Our success internationally is subject to a number of risks, including:

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

We currently depend on a single contract manufacturer, Tulsa Dental Specialties, for the small CaHA particles used in RADIESSE® and a single contract manufacturer, CAM Implants, for the larger CaHA particles used in COAPTITE®, our CaHA bulking agent for the treatment of female stress urinary incontinence. Our agreement with Tulsa Dental Specialties runs through May 2010 and then renews for an additional two-year term, unless terminated pursuant to its terms. Our agreement with CAM Implants runs through November 2010 and renews each year for a further year unless terminated pursuant to its terms. Neither agreement is terminable at will by either party. Our reliance on these manufacturers subjects us to several unpredictable risks, the occurrence of any of which could lead to a disruption of our operations, including:

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

We currently depend on Boston Scientific to sell COAPTITE®, the sales of which constituted less than 10% of our revenues for fiscal 2009, 2008 and 2007. Boston Scientific is a very large corporation. While we believe our relationship with Boston Scientific is in good standing, COAPTITE® represents an immaterial amount of Boston Scientific’s overall revenue and Boston Scientific may in the future determine that resources currently directed to selling COAPTITE® should be redirected to higher priority projects or they may lack motivation to grow or maintain sales of COAPTITE®. If this were to occur, our expectations of future COAPTITE® revenues would be harmed.

If we are unable to commercialize Polidocanol, an investigational sclerotherapy drug that is currently the subject of an NDA submission to FDA, our expectation of future revenue growth would be harmed.

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

In addition to the clinical data review, Kreussler has recently submitted manufacturing documentation requested by FDA to complete the NDA filing. Several risks and uncertainties regarding this additional manufacturing submission and the FDA review in general of the manufacturing of Polidocanol may delay FDA approval or may prevent approval including:

•	the FDA may not find the recently submitted manufacturing information adequate to support the NDA review;

•

the FDA may require further tests or validation of the manufacturing facilities or processes and delays in such work or inadequate documentation of such facilities or processes may significantly delay or prevent approval; or

•	the manufacturing equipment, facilities or processes may need to be modified or revalidated and documentation resubmitted to gain approval by the FDA.

We have experienced delays in the past due to manufacturing validations and documentation associated primarily with activities at a contract manufacturer working with Kreussler.

Sales of Polidocanol, if approved by FDA, may be adversely impacted by multiple competitive products including pharmacy compounded materials available at low cost to physicians.

Even if Polidocanol receives FDA approval, our success in marketing and selling the product will be subject to a number of further risks. Despite the success of Polidocanol internationally, and its safety and efficacy profile, physicians in the United States may not choose Polidocanol over other sclerotherapy products currently available in the United States, or over the use of generic pharmacy-compounded Polidocanol, for a number of reasons, including price sensitivity or satisfaction with the existing products. If we are not able to achieve significant sales of Polidocanol, our expected future operating performance would be adversely affected.

We do not expect our acquisition of an RF-nerve lesion product to result in significant revenue unless we obtain an additional FDA clearance and are able to demonstrate to physicians and patients that the product is an attractive alternative to existing treatments.

In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention, or ACI and its licensor JNJ Technologies. The RELAXED EXPRESSIONS™ device is currently cleared via a 510(k) by FDA to create RF heat lesions in nerve tissue. While we believe this technology may ultimately offer patients an attractive alternative therapy to Botox® for the treatment of frown lines, there is still significant development work to be done to implement required technical improvements in the device and the treatment protocol in order to achieve consistently predictable clinical outcomes, and to support a clinical study required to obtain FDA clearance to market the product for the treatment of glabellar furrows. There is significant uncertainty as to whether we will be successful in making the needed technical improvements to the device and to the treatment protocols. There is also significant uncertainty as to whether a clinical trial for glabellar furrows treatment will be successful and whether we will be able to obtain a specific 510(k) clearance to market this treatment for glabellar furrows. Unless we are able to address these uncertainties in a timely and cost-effective manner, we may be unable to commercialize the product.

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

We have acquired exclusive U.S., Canadian and European distribution rights for aesthetics applications of BIOGLUE AESTHETIC™, a Class III medical device, from CryoLife. Although the FDA cleared BIOGLUE® in 2001 as an adjunct to sutures and staples for use in open surgical repair of large vessels, these clearances may not be used to promote aesthetic applications. We intend to seek FDA clearance for the use of BIOGLUE AESTHETIC™ for aesthetic applications, and hope to obtain such clearance by approximately 2013, but we are at an early stage in our development efforts. Our timing for clearance has been delayed by our implementation of cost reduction measures, including our decision to defer the conduct of the BioGlue Aesthetic pivotal clinical trial. We have completed a 30-patient feasibility study to evaluate the safety and effectiveness of BIOGLUE AESTHETIC™ as a method for tissue fixation in patients undergoing browplasty. We are in the process of designing a pivotal clinical study to support FDA approval. Even though we believe the results of our feasibility study generated encouraging data, a positive pivotal study may not produce safety or effectiveness data that would be adequate to support FDA approval.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees, including Steve Basta, our Chief Executive Officer, Dennis Condon, our President and Chief Business Officer, Adam Gridley, Senior Vice President, Corporate Development, and Frederick Lwee, our Vice President of Finance, Controller and Principal Financial Officer, along with our ability to retain these employees and to hire new employees to fill significant needs as we grow our business. We may not be able to attract or retain qualified management, sales, finance and technology personnel in the future due to intense competition for hiring experienced personnel. Additionally, any of our officers and other employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our business.

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

Failure to comply with applicable federal and state laws and regulations governing interactions between medical device companies and healthcare professionals and providers may adversely affect our business.

Because our business necessitates frequent interactions with physicians and other healthcare professionals, including financial relationships such as consulting agreements, training programs, and cooperative marketing arrangements, we have implemented a broad-based corporate compliance program which incorporates the standards set forth in the Advanced Medical Technology Association (AdvaMed) Code of Ethics on Interactions with Health Care Professionals. Our compliance program is designed to promote compliance with applicable federal and state healthcare laws by preventing, detecting and responding appropriately to non-compliance. If our past or present activities are found to be in violation of any such laws and regulations, we or our officers may be subject to penalties associated with the violation, including criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Any action against us for an alleged violation of such laws, even if we successfully defend against the action, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If an action were successful or we reached a settlement regarding the action, our reputation and our business and financial condition may be harmed and future activities restricted.

Polidocanol, a part of our product pipeline, will be regulated as a pharmaceutical by the FDA, when and if approved in the United States.

Companies that commercialize pharmaceutical products are subject to significant regulation by a number of national, state and local governments and agencies. The FDA administers requirements covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, sampling, advertising and promotion of products. Several states have also instituted laws and regulations covering some of these same areas. Failure to comply with applicable regulatory requirements could, among other things, result in:

•	fines;

•	changes to advertising;

•	suspensions of regulatory approvals of products;

•	product withdrawals and recalls;

•	delays in product distribution, marketing and sales and

•	civil or criminal sanctions.

Further under the laws of certain states, including California, companies that commercialize pharmaceutical products must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between healthcare professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between healthcare professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others.

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

If our actual results do not meet our public guidance, or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell RADIESSE® successfully is subject to many uncertainties, as discussed in these risk factors. Additionally, our public guidance is based, in part, on assumptions regarding matters outside our control, like macroeconomic conditions and competitor actions. If our assumptions are incorrect (as, for example, would be the case if the current economic slowdown persists longer than we anticipate), our guidance could be significantly and adversely affected. In light of these factors, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated.

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

Our principal plant and equipment are located in Wisconsin. We own our primary manufacturing facility which is responsible for the production of RADIESSE®, COAPTITE®, RADIESSE® Voice, and the RADIESSE® Voice Gel products. This facility is an approximately 20,000 square feet and includes an approximately 3,500 square foot clean room that is ISO and GMP certified. We also lease additional space in facilities near our primary manufacturing facility in Wisconsin. In our Wisconsin facilities, we have manufacturing, quality, regulatory affairs, customer service, finance and research and development personnel. We also lease facilities in California, where we have executive, clinical, finance and sales and marketing operations, in the Netherlands, from which we manage our European and other international operations and in

South Korea, from which we facilitate certain Asian distribution relationships. Other than our owned primary manufacturing facility, the additional facilities are not material to our operations.

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

Stock Exchange Listing

Our common stock has traded on the Nasdaq Global Market under the symbol “BFRM” since our initial public offering on November 6, 2007. On September 24, 2009, the closing sale price of our common stock was $3.55 per share.

Holders of Record

As of September 15, 2009, there were approximately 126 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities, and there were no common stock repurchases made during the quarter ended June 30, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Stock Prices

Our common stock trades on the NASDAQ Global Market under the symbol “BFRM.” The table below sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Global Market during the periods indicated.

	High	Low
Year Ended June 30, 2009:
First Quarter	5.23	3.48
Second Quarter	3.70	0.76
Third Quarter	1.45	0.92
Fourth Quarter	2.31	1.01

Year Ended June 30, 2008:
November 6, 2007 – December 31, 2007	9.00	6.63
Third Quarter	7.46	4.60
Fourth Quarter	6.01	3.96

Performance Measurement Comparison

The following graph shows the total stockholder return of an investment of $100 in cash on November 6, 2007 for (i) our common stock; (ii) the Nasdaq Composite Index; and (iii) the Research Data Group (“RDG”) MicroCap Medical Devices Index as of June 30, 2009. RDG MicroCap Medical Devices Index is composed of U.S. publicly traded companies with a market capitalization of $0 to $300 million within SIC Code 384. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. No dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net sales	$66,518	$67,483	$47,414	$22,650	$16,225
Cost of sales	13,020	11,393	8,769	4,262	2,920

Gross profit	53,498	56,090	38,645	18,388	13,305

Operating expenses:
Sales and marketing	54,583	56,912	38,186	20,686	11,699
Research and development	9,551	9,313	7,756	4,290	5,572
Acquired in-process research and development	—	11,230	—	—	—
General and administrative	10,233	9,882	6,990	5,020	6,971

Total operating expenses	74,367	87,337	52,932	29,996	24,242

Loss from operations	(20,869)	(31,247)	(14,287)	(11,608)	(10,937)
Interest income, net	660	1,902	842	321	316
Other income (expense), net	(713)	110	68	(84)	(49)

Loss before income taxes	(20,922)	(29,235)	(13,377)	(11,371)	(10,670)
Provision for income taxes	197	290	195	19	2

Net loss	$(21,119)	$(29,525)	$(13,572)	$(11,390)	$(10,672)

Net loss per share attributable to common stockholders
Basic	$(0.46)	$(0.94)	$(3.54)	$(3.96)	$(4.73)
Diluted	$(0.46)	$(0.94)	$(3.54)	$(3.96)	$(4.73)
Weighted-average number of shares used in per share calculation
Basic	46,334	31,276	3,839	2,874	2,255
Diluted	46,334	31,276	3,839	2,874	2,255

The following table sets forth a summary of our balance sheet data:

	As of June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$42,162	$59,204	$17,610	$16,982	$2,195
Working capital	53,937	69,330	19,880	18,443	6,559
Total assets	71,667	94,570	37,499	27,959	16,172
Total liabilities	8,046	12,427	11,811	6,446	5,843
Convertible preferred stock	—	—	303	277	192
Total stockholders’ equity	$63,621	$82,143	$25,688	$21,513	$10,330

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

RADIESSE®—We have a number of ongoing programs evaluating new forms, applications and indications of our patent protected RADIESSE® technology. The first new commercial product derived from these efforts is expected to be a form of RADIESSE® with lidocaine which may improve comfort for patients and flow characteristics for physicians. A method of mixing RADIESSE® with lidocaine was approved in July 2009.

•

Polidocanol—In May 2007, we entered into an exclusive licensing and distribution agreement in the United States for Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins (sold in Europe under the trade name Aethoxysklerol®). According to the terms of this agreement, the manufacturer of Polidocanol, Chemische Fabrik KREUSSLER & Co. GmbH, is responsible for conducting the clinical trial and submitting regulatory filings for approval of Polidocanol to the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training. In July 2008, Kreussler submitted data to the FDA demonstrating that Polidocanol met the primary endpoint of its Phase III clinical trial, and in July 2009, Kreussler submitted the manufacturing documentation related to the New Drug Application (“NDA”) for Polidocanol.

•

RELAXED EXPRESSIONS™—In April 2008, we acquired substantially all of the assets of Advanced Cosmetic Intervention (“ACI”), and its licensor, related to a device that is currently cleared via a 510(k) by FDA to create radiofrequency (“RF”) heat lesions in nerve tissue. We have experienced delays in the development of the RELAXED EXPRESSIONS™ System associated with required technical improvements in the device and the treatment protocol in order to achieve consistently predictable clinical outcomes. Consequently, we have deferred our clinical study specifically intended to support an FDA application for the treatment of glabellar furrows or frown lines, while we address these issues.

•

BIOGLUE AESTHETIC™—In October 2006, we licensed the exclusive United States, Canadian and European distribution rights for medical aesthetic applications of BIOGLUE®, a Class III medical device manufactured by CryoLife. Under the terms of our development, distribution and supply agreement, we are responsible for all clinical trials and regulatory filings for cosmetic and plastic surgery applications and will be responsible for sales and marketing of BIOGLUE AESTHETIC™ in these applications. We have received Conformité Européenne Mark (“CE Mark”) approval for use of BioGlue Aesthetic in browplasty procedures and are conducting limited market evaluation activities in Europe. As part of our cost reduction measures announced in November 2008, we have deferred clinical development of BIOGLUE AESTHETIC™ in the United States.

Upon execution of the CryoLife agreement, we made a $0.5 million payment to CryoLife. Upon execution of the Polidocanol agreement, we became obligated to pay Kreussler a total of $1.7 million in fiscal 2008. We charged the total amount of these non-contingent payments, $2.2 million, to research and development expense in fiscal 2007. Contingent payments totaling $3.2 million under the agreement with Kreussler and $0.5 million under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Under the asset purchase agreement with ACI, we paid $12.4 million ($12 million to ACI and $0.4 of transaction costs) and assumed $0.2 million of liabilities. We are required to pay contingent consideration based on a percentage of future sales plus a one-time payment of $7.5 million in the event sales of the product acquired from ACI exceed $60 million either in any calendar year from 2011 to 2014. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, as well as future sales, we are unable to predict if or when the contingent payments under these agreements will become payable. We expect that our future revenue may grow materially as a result of these product candidates and any other future products or indications, if and when we introduce them.

Revenues.    Sales of RADIESSE® generated more than 90% of our revenue in the years ended June 30, 2009, 2008 and 2007. Other revenue consists primarily of the sale of COAPTITE®. We believe sales increased in fiscal 2009 over the comparable period of fiscal 2008 due to growing appreciation by doctors of the benefits provided by RADIESSE®, clinical training programs, the hiring of additional direct sales and clinical training personnel, and improvements in our distributor network. We expect overall revenue in fiscal 2010 to grow at a slower rate than in prior years due principally to low consumer confidence and economic weakness in the US market.

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

Cost of Sales and Gross Margin.    Cost of sales consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process such as personnel costs, rent and depreciation. In addition, cost of sales includes royalty expenses for licensed intellectual property for the products that we sell, distribution, and freight and packaging costs. In recent years, our changes in gross margin have primarily resulted from the positive impact of manufacturing efficiencies associated with increases in unit production volume, the negative impact of expansion of our manufacturing facilities, the decline in the average selling price for RADIESSE®, and an increase in distribution sales, which yields a lower gross margin than sales through our direct sales organization. Our gross margin in recent years has ranged from 80%-83% and we expect to maintain approximately this gross margin in fiscal 2010.

Sales and Marketing Expenses.    Our sales and marketing expenses consist of salaries and related expenses of our direct sales organization and clinical education staff, travel, clinical education and training expenses, marketing and promotional expenses and costs associated with tradeshows. We expect our sales and marketing expense to decrease in fiscal 2010 from 2009 as we are more vigilant about costs after the implementation of our cost saving measures during November 2008. We do not anticipate significant staff increases in these areas in fiscal 2010.

Research and Development Expenses.    Research and development expenses include the cost of internal product development, costs associated with licenses of externally developed products that are not yet approved for sale in our markets, clinical trials, and regulatory submissions and compliance. We expect research and development expenses to decrease moderately in fiscal 2010, as we are currently operating at a lower research and development run-rate than fiscal 2009.

General and Administrative Expenses.    Our general and administrative expenses consist primarily of personnel costs, legal expenses and insurance costs. We expect general and administrative expenses to decrease moderately in fiscal 2010, as we are currently operating at a lower general and administrative expenses run-rate than fiscal 2009 due to the cost savings plan we initiated in mid-fiscal 2009.

Interest and Other Income (Expense).    Interest and other income (expense) are comprised of interest income from our cash and cash equivalents and foreign currency transaction gains and losses.

Provision for Income Taxes.    Provision for income taxes is comprised of federal, state, local and foreign taxes. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the federal and state net operating loss and other deferred tax assets in fiscal 2009, 2008 and 2007. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2009 and 2008 to reflect these uncertainties. Our federal and state net operating loss carry forwards will expire between 2010 and 2029 if not utilized. As of June 30, 2009, we had federal and state research and development tax credit carry forwards, which will expire between 2019 and 2027 if not utilized. As a result of the successful completion of our initial public offering on November 6, 2007, we experienced an ownership change pursuant to Section 382 of the Internal Revenue Code. Consequently, our utilization of federal net operating loss carry forwards and tax credits originating prior to the initial public offering will be limited to approximately $10.5 million of taxable income per year.

Net Income (Loss).    We have incurred losses in the last three years as we have built the organization to be able to compete in the market. We expect to incur a loss in fiscal 2010.

Results of Operations

The following table presents the breakdown of revenue between the United States and all international countries, cost of sales, gross profit, gross profit margin, and operating expenses by type of expense.

	Years Ended June 30,			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in thousands, except percentages)
Net sales	$66,518	$67,483	$47,414	(1%)	42%
Cost of sales	13,020	11,393	8,769	14%	30%

Gross profit	53,498	56,090	38,645	(5%)	45%

Operating expenses
Sales and marketing	54,583	56,912	38,186	(4%)	49%
Research and development	9,551	9,313	7,756	3%	20%
Acquired in-process research and development	—	11,230	—	(100%)	100%
General and administrative	10,233	9,882	6,990	4%	41%

Total operating expenses	74,367	87,337	52,932	(15%)	65%

Loss from operations	(20,869)	(31,247)	(14,287)
Interest income, net	660	1,902	842
Other income (expense), net	(713)	110	68

Loss before income taxes	(20,922)	(29,235)	(13,377)
Provision for income taxes	197	290	195

Net loss	$(21,119)	$(29,525)	$(13,572)

Net sales by region:
United States	81%	81%	83%
International	19%	19%	17%

	100%	100%	100%

Gross margin:	80%	83%	82%
Expenses as % of revenue:
Sales and marketing	82%	84%	81%
Research and development	14%	14%	16%
Acquired in-process research and development	—	17%	—
General and administrative	15%	15%	15%

	111%	130%	112%

Comparison of the Years Ended June 30, 2009 and 2008

Net Sales.    Net sales decreased 1% from $67.5 million in fiscal 2008 to $66.5 million in fiscal 2009. Unit sales of RADIESSE® increased in the United States and international markets during fiscal 2009. The average selling price for RADIESSE® declined both in the United States and abroad due to several factors, including the introduction of an 0.8cc syringe form of Radiesse at a lower selling price in the United States and certain sales promotions in the United States, in Europe, and with international distribution partners in other areas.

Cost of Sales and Gross Margin.    Cost of sales increased from $11.4 million in fiscal 2008 to $13.0 million in fiscal 2009, due mainly to $1.1 million write down of ACI related inventory to its estimated realizable value and $0.3 million of impairment of ACI related manufacturing fixed assets in fiscal 2009. Accordingly, our gross profit margin decreased from 83% to 80%.

Sales and Marketing Expenses.    Sales and marketing expenses decreased from $56.9 million in fiscal 2008 to $54.6 million in fiscal 2009. This decrease was primarily attributable to cost savings measures taken as part of our cost reduction actions announced in November 2008. The reduction in sales and marketing expenses primarily resulted from $2.1 million in savings in our marketing and clinical education activities in the United States.

Research and Development Expenses.    Research and development expenses increased from $9.3 million in fiscal 2008 to $9.6 million in fiscal 2009. During fiscal 2009, we experienced an increase in expenses for regulatory activities, development of Relaxed Expressions, and depreciation charges, which were partially offset by decreased operating expenses in research and development resulting from our cost savings initiatives implemented in November 2008.

Acquired In-process Research and Development.    During fiscal 2008, we recognized, as part of our operating expense, $11.2 million for in-process research and development related to the nerve inhibition technology purchased from ACI, but none in fiscal 2009.

General and Administrative Expenses.    General and administrative expenses increased from $9.9 million in fiscal 2008 to $10.2 million in fiscal 2009. The relatively flat year-over-year general and administrative expenses reflect modest increases in bad debt expense and certain personnel costs, partially offset by our cost-savings initiatives implemented in November 2008.

Interest and Other Income (Expense).    Interest and other income decreased due to less interest earned on lower cash and cash equivalents balances, interest rate reductions and foreign currency losses.

Income Taxes.    Due to the accumulated losses, we are not currently incurring federal income tax expense in the United States. Our provision for income taxes relates to income tax expense in our foreign subsidiaries.

Net Loss Per Share.    The loss per share declined in fiscal 2009 from fiscal 2008, primarily due to the decrease in the net loss and increase in weighted average shares outstanding in fiscal 2009. The weighted average shares outstanding was lower in fiscal 2008 as the shares of common stock issued as part of our initial public offering in November 2007 remained outstanding for only seven months of fiscal 2008.

Comparison of the Years Ended June 30, 2008 and 2007

Net Sales.    Net sales increased 42% from $47.4 million in fiscal 2007 to $67.5 million in fiscal 2008. The increase in net sales was due primarily to an increase in the volume of units sold. Unit sales of RADIESSE® increased both in the United States and international markets. The price for RADIESSE® declined in the United States due principally to doctors increasing their average purchase quantities and qualifying for additional volume based price incentives. In international markets the average selling price (“ASP”) for RADIESSE® translated into US dollars increased due to a combination of price increases in select markets and an increase in the value of the Euro over the US dollar.

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

Research and Development Expenses.    Research and development expenses increased from $7.8 million in fiscal 2007 to $9.3 million in fiscal 2008. This increase was primarily composed of personnel cost increases of $2.1 million due to the hiring of additional employees, a $0.8 million increase in expenses related to clinical trials, a $0.6 million increase in expenses for facilities, equipments, and supplies and a $0.4 million increase related to depreciation of equipment used in research and development activities, partially offset by a $2.2 million decrease in license expenses and $0.2 million decrease in miscellaneous expenses. We recognized $2.2 million of license expense in fiscal 2007, but none in fiscal 2008, for obligations for non-contingent milestone fees arising from the agreements we signed in fiscal 2007 with Kreussler and CryoLife for exclusive distribution rights for Polidocanol (Aethoxysklerol® in the EU) and BIOGLUE AESTHETIC™, respectively.

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

Liquidity and Capital Resources

	Years ended June 30,
	2009	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(16,657)	$(24,806)	$(12,390)
Investing activities	(1,007)	(16,803)	(3,794)
Financing activities	41	83,385	16,772

We have incurred losses and generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of $98.1 million as of June 30, 2009. Our primary source of liquidity has been through private placements of shares of our preferred stock and the sale of common stock in association with our initial public offering in November 2007. Cumulative net proceeds from the issuance of preferred and common stock totaled $158.9 million. We anticipate that our primary source of liquidity for approximately the next two years will be our cash and cash equivalents and thereafter it will be cash provided by operations assuming we reach our goal of sustained profitable operations.

Operating Activities.

In fiscal 2009, we used $16.7 million in cash in operating activities, as compared to $24.8 million in fiscal 2008. Losses from operations were primarily responsible for the cash used in each year. In fiscal 2009, less cash was used due to a reduction in inventory, prepaid expenses and prepaid royalties. Although more cash was used to fund the increase in accounts receivable due to sales during the fiscal year, this increase was not as large as prior years. Current liabilities (accounts payable, accrued liabilities and deferred revenue) decreased in fiscal 2009.

In fiscal 2008, we used $24.8 million in cash in operating activities as compared to $12.4 million in fiscal 2007. Losses from operations were primarily responsible for the cash used in each year. In fiscal 2008, more cash was used to fund increases in accounts receivable and inventory than in fiscal 2007 due to a combination of higher sales and the extension of longer payment terms to our customers in response to competitors’ terms. Current liabilities (accounts payable, accrued liabilities, and deferred revenue) increased in both years, though more significantly in fiscal 2007 due to the higher sales growth.

Investing Activities.

Net cash used in investing activity was $1.0 million in fiscal 2009, as compared to $16.8 million in fiscal 2008. During fiscal 2009, we used $1.0 million for the purchase of equipment, computers, furniture and leasehold improvements for use in production, research, and selling, general and administrative activities to support our operations.

During fiscal 2008, we used $4.4 million for the purchase of property, including our main manufacturing facility in Wisconsin as well as equipment, computers, furniture and leasehold improvements for use in production, research, and selling, general and administrative activities to support our growing operations. We also used $12.0 million to acquire substantially all of the assets of privately-held Denver, Colorado based, Advanced Cosmetic Interventions, Inc. and associated technology right and $0.4 million for costs associated with this transaction.

Financing Activities.

Net cash provided from financing activities was less than $0.1 million in fiscal 2009, as compared to $83.4 million in fiscal 2008. Cash provided by financing activities in fiscal 2009 resulted from the exercise of stock options. In November 2007, we completed our IPO of common stock and we sold and issued 11.5 million shares of common stock at an issuance price of $8 per share. We raised a total of $92.0 million in gross proceeds from the IPO, or $83.1 million in net proceeds after deducting underwriting discounts and other associated costs. We received $0.3 million in cash related to exercises of stock options during fiscal 2008.

Sufficiency of Current Cash and Cash Equivalents.

Our cash and cash equivalents (“cash”) were $42.2 million as of June 30, 2009. We believe that our current cash balance will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and contractual obligations for at least the next 12 months. In addition we may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In any of these cases, we may seek to sell equity or debt securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2009:

	Payments Due By Periods (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$74	$45	$29	$—	$—
Operating lease obligations	1,853	676	1,098	79	—
Purchase obligations	1,364	1,364	—	—	—
Other obligations	999	999	—	—	—

Total	$4,290	$3,084	$1,127	$79	$—

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

Revenue Recognition.

Revenue is recognized upon shipment of product to customers. We permit returns from our customers and accrue an allowance against sales revenue based upon historical patterns of returns matched against the sales from which they originated and an evaluation of factors that affect the risk of returns. The allowance for sales returns at June 30, 2009 and 2008 was $0.1 million and $0.2 million, respectively. Distributors are only allowed to return product if it is defective.

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

In fiscal 2009, we recorded non-cash stock-based compensation expense of $2.5 million related to stock option grants determined in accordance with SFAS 123R for stock options granted to employees (including members of our board of directors) on or after July 1, 2008. Stock-based compensation expense related to stock option grants to employees will increase to the extent that we grant additional stock options in the future.

Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. In determining the amount of reserve, we routinely assess the financial strength of customers, review all receivables and identify those accounts with problems. For those problem accounts, we estimate individual, specific reserves based on an analysis of the payment history and operations of each account. For all other accounts, we review historical bad debts trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for probable losses. We write off uncollectible accounts against our allowance for doubtful accounts after collection efforts have been exhausted. Our allowance for doubtful accounts at June 30, 2009 and 2008, as a percentage of gross accounts receivable was 10.0% and 7.1%, respectively.

Allowance for Excess and Obsolete Inventory.

We regularly review our inventory on hand and compare this to past usage and our estimate of future demand. Based on this analysis, we reduce the carrying value of our inventory for excess and obsolete items. All inventory write-downs are charged to cost of sales. Amounts charged to operations for excess and obsolete inventory for the years ending June 30, 2009, 2008, 2007 as a percentage of total revenues in those years were all less than 0.5%. Our estimates have been materially accurate and subject to any major changes in our business model, our operating environment or the economy, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Taxes.

We are subject to various federal, state and local taxes, including income, sales, payroll, unemployment, property, franchise, capital and use taxes on our operations, payroll, assets and services. In preparing our consolidated financial statements, we are required to estimate our tax expense in each of the jurisdictions in which we operate. These estimates cover current tax assets and liabilities together with temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. In estimating our tax exposure we are required to make certain estimates and judgments based on our evaluation of tax law and the facts and circumstances relating to our business. These positions may not always be accepted by all of the tax authorities in each of the jurisdictions in which we operate. As a result, our tax liabilities may differ from our estimates based on audits by tax authorities. Our tax expense could increase if tax rates applicable to us are increased, authorities challenge our tax strategies, or our tax strategies are impacted by new laws or rulings.

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. As of June 30, 2009 and 2008, our valuation allowance on our net deferred tax assets was $36.5 million and $29.7 million, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we do not expect to realize our deferred tax assets at this point. If we subsequently determine that it is more likely than not we will be able to realize a portion or the full amount of deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance as a credit to earnings in the period such determination is made.

Off-Balance Sheet Arrangements.

Since inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. We adopted SFAS No. 157 on July 1, 2008. The adoption of SFAS No. 157 did not have an impact on our results of operations and financial position for the fiscal year 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. We adopted SFAS No. 159 on July 1, 2008. The adoption of SFAS No. 159 did not have an impact on our results of operations and financial position for the fiscal year 2009.

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

On June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events. This statement provides disclosure requirements regarding subsequent events. There is no impact on the Company’s net earnings or financial position as a result of adopting this statement. Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are issued. Subsequent events can either be one of two types: recognized or non-recognized. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued. As of September 25, 2009, the issue date of these audited financial statements, there have been no events or transactions that have occurred since June 30, 2009 or are pending that have a material effect on the Company’s audited financial statements for the period ended June 30, 2009, except as follows:

On July 7, 2009, Kreussler submitted the manufacturing validations and documentation as requested by the FDA related to the support for the New Drug Application (“NDA”) for Polidocanol.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing a “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. SFAS No. 168 will be effective for the Company in fiscal 2010 and we do not believe that the adoption of this standard and the codification will have a material effect on the Company’s financial position or results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

We maintain a portfolio of cash and money market accounts with maturities of three months or less from the date of purchase all classified as cash and cash equivalents. Given the highly liquid nature of our cash and cash equivalents balance, we do not expect to experience any material impact upon our results of operations as a result of changes to interest rates. As of June 30, 2009, we held $35.7 million in our money market account. The risk associated with fluctuating interest rates is limited to our money market portfolio, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

As of June 30, 2009 and 2008, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are likely in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments.

Our accounts receivable primarily relate to revenues from the sale of RADIESSE® directly to individual physicians and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in Europe, we sell RADIESSE® to distributors. We sell COAPTITE® only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of June 30, 2009.

Foreign Currency Risk

The functional currencies of our operations in the United States, the Netherlands, and the United Kingdom are the U.S. Dollar, the Euro, and the Pound Sterling, respectively. Revenue is normally generated in an operating unit’s functional currency. Operating expenses are usually in the local currency of the operating unit, which mitigates a portion of the exposure related to currency fluctuations. Intercompany transactions between our domestic and foreign operations are generally denominated in U.S. Dollars. At month-end, foreign currency-denominated accounts receivable and intercompany balances are marked to market and unrealized gains and losses are included in other income (expense), net.

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the Euro versus the U.S. Dollar and in the Euro versus the Pound Sterling. It is uncertain whether these currency trends will continue. In the future, we may experience foreign currency exchange losses on our accounts receivable and intercompany receivables and payables. Foreign currency exchange losses could have a material adverse effect on our business, operating results and financial condition.

Item 8.	Financial Statements and Supplementary Data

BIOFORM MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioForm Medical, Inc.

We have audited the accompanying consolidated balance sheets of BioForm Medical, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioForm Medical, Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective July 1, 2007, BioForm Medical, Inc. changed its method of accounting for uncertain tax positions to conform with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

September 25, 2009

BIOFORM MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Years Ended June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$42,162	$59,204
Accounts receivable, net of allowance for doubtful accounts of $1,343 and $836 at June 30, 2009 and 2008, respectively	12,034	10,989
Inventories	4,894	8,167
Prepaid royalties	1,259	929
Prepaid other	1,249	1,603
Other current assets	357	805

Total current assets	61,955	81,697
Property and equipment, net	7,599	9,037
Long-term prepaid royalties	1,869	3,288
Intangible assets, net	5	369
Other assets	239	179

Total assets	$71,667	$94,570

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,297	$3,533
Deferred revenue	515	454
Accrued royalty expense	299	280
Accrued liabilities	5,866	8,066
Capital lease obligations, current portion	41	34

Total current liabilities	8,018	12,367
Capital lease obligations, long-term portion	28	60

Total liabilities	8,046	12,427
Commitment and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 10,000 shares authorized, $0.01 par value, zero outstanding	—	—
Common stock, 100,000 shares authorized, $0.01 par value, 46,350 and 46,300 shares issued and outstanding at June 30, 2009 and 2008, respectively	463	463
Additional paid-in capital	161,210	158,480
Accumulated other comprehensive income	79	212
Accumulated deficit	(98,131)	(77,012)

Total stockholders’ equity	63,621	82,143

Total liabilities and stockholders’ equity	$71,667	$94,570

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORM MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended June 30,
	2009	2008	2007
Net sales	$66,518	$67,483	$47,414
Cost of sales	13,020	11,393	8,769

Gross profit	53,498	56,090	38,645

Operating expenses:
Sales and marketing	54,583	56,912	38,186
Research and development	9,551	9,313	7,756
Acquired in-process research and development	—	11,230	—
General and administrative	10,233	9,882	6,990

Total operating expenses	74,367	87,337	52,932

Loss from operations	(20,869)	(31,247)	(14,287)
Interest income, net	660	1,902	842
Other income (expense), net	(713)	110	68

Loss before income taxes	(20,922)	(29,235)	(13,377)
Provision for income taxes	197	290	195

Net loss	$(21,119)	$(29,525)	$(13,572)

Net loss per share, basic and diluted	$(0.46)	$(0.94)	$(3.54)
Weighted-average number of common shares used in computing loss per share, basic and diluted	46,334	31,276	3,839

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORM MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Non-Cumulative Convertible Preferred Stocks		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2006	27,748	$277	3,366	$33	$55,134	$(16)	$(33,915)	$21,513
Warrants exercised to purchase Series B preferred stocks at $1.00 per share	436	4			432			436
Stock options exercised to purchase common stock			569	6	349			355
Warrants exercised to purchase common stock			193	2				2
Issuance of Series E preferred stock at $5.50 per share, net of issuance cost	2,183	22			11,918			11,940
Subscription received for 1,246 shares of Series D preferred stock net of issuance costs					4,048			4,048
Stock-based compensation to employees					425			425
Stock-based compensation to non-employees					501			501
Comprehensive loss
Foreign currency translation adjustment						40		40
Net loss							(13,572)	(13,572)

Total comprehensive loss								(13,532)

Balance at June 30, 2007	30,367	303	4,128	41	72,807	24	(47,487)	25,688
Conversion of preferred stock to common stock	(30,367)	(303)	30,367	303				—
Issuance of common stock for cash upon initial public offering, net of issuance costs			11,500	115	82,980			83,095
Stock options exercised to purchase common stock			261	4	320			324
Warrants exercised to purchase common stock			44	—	—			—
Stock-based compensation to employees					2,248			2,248
Stock-based compensation to non-employees					125			125
Comprehensive loss
Foreign currency translation adjustment						188		188
Net loss							(29,525)	(29,525)

Total comprehensive loss								(29,337)

Balance at June 30, 2008	—	—	46,300	463	158,480	212	(77,012)	82,143
Stock options exercised to purchase common stock			50	—	66			66
Stock-based compensation to employees					2,523			2,523
Stock-based compensation to non-employees					141			141
Comprehensive loss
Foreign currency translation adjustment						(133)		(133)
Net loss							(21,119)	(21,119)

Total comprehensive loss								(21,252)

Balance at June 30, 2009	—	$—	46,350	$463	$161,210	$79	$(98,131)	$63,621

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORM MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2009	2008	2007
Cash from operating activities
Net loss	$(21,119)	$(29,525)	$(13,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	11,230	—
Depreciation and amortization	1,941	1,456	1,158
Impairment of ACI-related assets	1,730	—	—
Loss on disposal of fixed assets	219	8	—
Provision for doubtful accounts	1,177	668	324
Stock-based compensation expense to employees	2,460	2,248	425
Stock-based compensation expense to non-employees	141	125	501
Changes in operating assets and liabilities:
Accounts receivable	(2,511)	(3,716)	(4,222)
Inventories	1,808	(2,389)	(2,036)
Prepaid royalties	1,089	(4,217)	—
Prepaid expenses and other assets	474	(994)	(232)
Deferred revenue	(46)	8	(229)
Accounts payable	(2,201)	492	1,861
Accrued liabilities	(1,819)	(200)	3,632

Net cash used in operating activities	(16,657)	(24,806)	(12,390)

Cash flows from investing activities
Purchase of property and equipment	(1,007)	(4,385)	(4,044)
Payment on Cutanix settlement	—	—	(250)
Cost of assets acquired, net of liabilities assumed	—	(12,418)	—
Sales of marketable securities available-for-sale	—	—	500

Net cash used in investing activities	(1,007)	(16,803)	(3,794)

Cash flows from financing activities
Payments on capital leases	(25)	(34)	(9)
Proceeds from the sale of common stock, net of offering cost	—	83,095	—
Proceeds from the issuance of common stock under stock plans	66	324	355
Proceeds from the issuance of common stock upon warrant exercises	—	—	2
Proceeds from the issuance of convertible preferred stock—Series B upon warrant exercises	—	—	436
Proceeds from the issuance of convertible preferred stock—Series D (net of issuance cost)	—	—	4,048
Proceeds from the issuance of convertible preferred stock—Series E (net of issuance cost)	—	—	11,940

Net cash provided by financing activities	41	83,385	16,772

Effect of exchange rate changes on cash	581	(182)	40
Net decrease in cash and cash equivalents	(17,042)	41,594	628
Cash and cash equivalents at beginning of year	59,204	17,610	16,982

Cash and cash equivalents at end of year	$42,162	$59,204	$17,610

Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock	$—	$(304)	$—
Purchase of property and equipment under capital leases	$—	$(84)	$44
Disposal of property and equipment through capital lease terminations	$—	$11	$—
Supplemental disclosures of cash flow information
Cash paid for interest	$35	$9	$2
Cash paid for taxes	$272	$360	$195

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

Sales of RADIESSE® generated over 90% of our revenue in fiscal 2009, 2008 and 2007. We market RADIESSE® through a direct sales force of over 100 sales representatives in the United States and Europe and a complementary network of third party distributors in more than 30 countries. Additionally, we market COAPTITE® through a distribution agreement with Boston Scientific Corporation.

The majority of our sales are in the United States. Sales outside of the United States, from Europe, Asia, Canada, and Latin America, accounted for 19%, 19% and 17% of sales in fiscal 2009, 2008 and 2007, respectively.

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

On an ongoing basis, we evaluate our estimates, including those related to inventory, revenue recognition, accounts receivable allowance, fair value of acquired tangible and intangible assets, property and equipment, stock-based compensation and valuation allowance for deferred income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents

We invest our available cash balances in bank deposits and money market funds that have strong credit ratings. All highly liquid investments with stated maturities at date of acquisition of three months or less are classified as cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable as of June 30, 2009 and 2008 represent trade receivables. Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. In determining the amount of reserve, we routinely assess the financial strength of customers, review all receivables and identify those accounts at risk. For those at risk accounts, we estimate individual, specific reserves based on an analysis of the payment history and operations of each account. For all other accounts, we review historical bad debts trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for probable losses. We write off uncollectible accounts against our allowance for doubtful accounts after collection efforts have been exhausted.

Inventories

Inventories consist of purchased materials and parts, production in process, and finished goods and are stated at the lower of cost, using the first-in, first-out method, or market, where market is determined on the basis of estimated realizable values. Inventory costs include material, direct labor, and overhead. We regularly review our inventory on hand and compare this to our past usage and estimate of future demand. Based on this analysis, we reduce the carrying value of our inventory for excess and obsolete items. All inventory write-downs are charged to cost of sales.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the assets, ranging from three to thirty years. Leasehold improvements and assets under capital leases are amortized using the straight-line method over their estimated useful economic lives or the lease term, whichever is shorter. Construction in process is primarily related to machinery and equipment not yet placed in service. Depreciation of assets commences once they are placed in service. Expenditures for maintenance or repairs are charged to expense as incurred. Expenditures that substantially increase the value or extend useful lives are capitalized. Costs and the related accumulated depreciation of property sold or otherwise retired are removed from the respective accounts, and any gain or loss on disposal is included in earnings. Depreciation expense was $1,902, $1,445 and $874 for fiscal 2009, 2008 and 2007, respectively.

Long-lived Assets including Other Acquired Intangible Assets

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

Intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At June 30, 2009, our only intangible assets that are not fully amortized are patents, which reflects an impairment charge related to our customer relationships and assembled workforce related to the ACI asset acquisition (see Footnote 4).

We completed tests of impairment of our long-lived assets for fiscal 2009, 2008 and 2007. We did not have any impairment charges in fiscal 2008 and 2007. During fiscal 2009, we recorded an impairment charge of $325 for intangible assets that resulted from the ACI asset acquisition, of which $208 was recorded as part of research and development expenses and $117 was recorded as part of sales and marketing expense, where the net book value of these intangible assets exceeded both the undiscounted net projected cash flows and the fair value. In addition, we recorded an impairment charge of $269 related to the fixed assets acquired in the ACI asset acquisition, of which $215 was recorded as cost of sales, $38 was recorded as sales and marketing expenses and $16 was recorded as research and development expenses, where the net book value of these tangible assets exceeded both the undiscounted net projected cash flows and the fair value.

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

Fair Value of Financial Instruments

The carrying amounts (i.e. cost) of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amount of our capital leases approximates fair value of these obligations based upon our best estimates of interest rates that would be available for similar debt obligations at June 30, 2009 and 2008.

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

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents consist of money market funds with high credit quality and short maturities. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. In fiscal 2009, 2008 and 2007, we generated approximately 81%, 81% and 83%, respectively, of our revenues from customers based in the United States with the majority of customers outside of the United States located in Europe, Asia, Canada, and Latin America. To appropriately manage this risk, we perform ongoing evaluations of customers’ financial strengths and limit the amount of credit sales, but generally no collateral is required to support credit sales. We maintain reserves for estimated receivable losses, and these losses have generally been within management’s expectations.

No one customer accounted for 10% or more of sales in 2009, 2008, or 2007. No one customer’s receivable balance is greater than 10% of the total accounts receivable balance at June 30, 2009 or 2008.

Revenue Recognition and Deferred Revenue

Revenue is recognized upon shipment of product to customers. Revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales tax. We permit returns from our customers and accrue an allowance against sales revenue based upon historical patterns of returns matched against the sales from which they originated and an evaluation of factors that affect the risk of returns. The allowance for sales returns at June 30, 2009 and 2008 was $85 and $248, respectively. Distributors are only allowed to return product if it is defective.

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

Shipping and Handling Costs

Outbound shipping charges to customers are included in net sales in the accompanying consolidated statements of operations. Shipping charged to customers was $436, $348 and $325 for the years ended June 30, 2009, 2008 and 2007, respectively. Shipping and handling costs incurred by us in relation to sales of our products are classified as a component of cost of sales. We record fees billed to customers for shipping and handling as revenue.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $331, $204 and $250 for the years ended June 30, 2009, 2008 and 2007, respectively, and were included in sales and marketing expense in the accompanying consolidated statements of operations.

Research and Development

We expense research and development cost as incurred. Research and development expenses include personnel and personnel related costs, costs associated with clinical trials including amounts paid to clinical research organizations and clinical investigators, regulatory compliance and clinical product supply costs, research costs and other consulting and professional services, and allocated facility and related expenses.

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

Stock-Based Compensation

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No. 123R”). Under SFAS No.123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized on a straight-line basis as expense over the employee’s requisite service period (generally the vesting period). Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted the provisions of SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning July 1, 2006, compensation cost recognized includes compensation cost for all share-based payments granted subsequent to June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123R.

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

Employee Retirement Plan

On January 1, 2004, we established a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees. Eligible employees may make voluntary contributions to the plan up to 90% of their annual compensation or the statutory annual limitations, whichever is less. In fiscal year 2008, we elected to contribute to the Plan by matching a portion of the employee contributions. The Company began matching employee contributions at 100% of the first 3% and 50% of the next 2% of basic compensation contributed by the participants. At the end of fiscal 2009, we suspended matching contributions to the Plan as part of our cost reduction initiatives implemented in November 2008.

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

Costs recognized for our contribution to the retirement plans were $1,324, $858 and $306 for years ended June 30, 2009, 2008 and 2007, respectively, and was charged to manufacturing overhead or an operating expense category based on the work function of each employee.

Foreign Currency

The functional currency of our international subsidiaries is their local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. Translation gains (losses) are classified as other comprehensive income (loss), which is a separate component of stockholders’ equity. Transaction gains and losses that occur as a result of transactions denominated in non-functional currencies are included in earnings. Net gain (loss) resulting from foreign exchange transactions for the years ended June 30, 2009, 2008 and 2007 were ($689), $31 and $68, respectively.

Income Taxes

We utilize the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and interpreted by FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized, to reduce the deferred tax assets to the amounts expected to be realized. On July 1, 2007, we adopted Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. This interpretation prescribes the minimum recognition to meet before being recognized in the financial statements. FIN 48 also provides guidance on the measurement, classification and derecognition on tax positions.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands except per share data):

	Year Ended June 30,
	2009	2008	2007
Numerator:
Net loss	$(21,119)	$(29,525)	$(13,572)
Denominator:
Weighted-average common shares outstanding	46,334	31,276	3,839
Loss per share
Basic and Diluted	$(0.46)	$(0.94)	$(3.54)

The following outstanding options, convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Years Ended June 30,
	2009	2008	2007
Series A convertible preferred stock (as if converted)	—	—	5,412
Series B convertible preferred stock (as if converted)	—	—	9,595
Series C convertible preferred stock (as if converted)	—	—	8,239
Series D convertible preferred stock (as if converted)	—	—	4,938
Series E convertible preferred stock (as if converted)	—	—	2,183
Options to purchase common stock	8,530	5,493	3,761
Warrants to purchase common stock	—	—	100

	8,530	5,493	34,228

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. We adopted SFAS No. 157 on July 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. We adopted SFAS No. 159 on July 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our results of operations and financial position.

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

On June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events. This statement provides disclosure requirements regarding subsequent events. There is no impact on the Company’s net earnings or financial position as a result of adopting this statement. Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are issued. Subsequent events can either be one of two types: recognized or non-recognized. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued. As of September 25, 2009, the issue date of these audited financial statements, there have been no events or transactions that have occurred since June 30, 2009 or are pending that have a material effect on the Company’s audited financial statements for the period ended June 30, 2009, except as follows:

On July 7, 2009, Kreussler submitted the manufacturing validations and documentation as requested by the FDA related to the support for the New Drug Application (“NDA”) for Polidocanol.

In June 2009, FASB issued Statement Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing a “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. SFAS No. 168 will be effective for the Company in fiscal 2010 and we do not believe that the adoption of this standard and the codification will have a material effect on the Company’s financial position or results of operations or cash flows.

NOTE 3.    BALANCE SHEET DETAILS

	June 30,
	2009	2008
Inventories
Raw materials	$2,574	$3,232
Work-in-process	2,009	3,728
Finished goods	483	1,566
Reserves for excess and obsolete	(172)	(359)

	$4,894	$8,167

Property and Equipment
Land	$327	$327
Building and leasehold improvements	3,360	3,331
Machinery and equipment	5,738	5,275
Furniture, fixtures, and office equipment	4,419	4,380
Construction-in-progress	26	188

	13,870	13,501
Less: accumulated depreciation	(6,271)	(4,464)

	$7,599	$9,037

Other Accrued Liabilities
Accrued compensation	$3,277	$4,293
Accrued legal and patent expenses	138	116
Accrued marketing programs	32	101
Accrued taxes, permits, licenses	258	1,430
Other accrued liabilities	2,161	2,126

	$5,866	$8,066

NOTE 4.    PURCHASE OF ADVANCED COSMETIC INTERVENTION, INC.

On April 29, 2008, we acquired substantially all of the assets of privately-held, Denver, Colorado based, Advanced Cosmetic Intervention, Inc. (“ACI”) and associated technology rights for $12,418 consisting of an initial payment of $12,004 and $414 of transaction costs. In addition, we assumed $191 of liabilities. In accordance with the purchase agreement, we are also required to pay contingent consideration based on a percentage of sales as well as a one-time payment of $7,500 in the event sales of the acquired product exceeds $60,000 in any calendar year from 2011 to 2014. At the time of acquisition the ACI technology had received 510(k) clearance from the FDA as a device to create nerve lesions. At that time, we expected to conduct clinical studies specifically intended to support an FDA application and other foreign applications seeking clearance to market this product for the treatment of glabellar furrow lines.

This acquisition was accounted for as a purchase of assets because the assets acquired did not meet the definition of a business as defined in EITF 98-3, Determining whether a nonmonetary transaction involves receipt of productive assets or of a business.

The purchase price was allocated as follows:

Property and equipment	$228
Inventories	778
Liabilities assumed	(191)
Acquired In-process research and development	11,230
Customer relationships	143
Assembled workforce	230

Total	$12,418

During fiscal 2009, we experienced delays in the development of the RELAXED EXPRESSIONS™ System associated with required technical improvements in the device and the treatment protocol in order to achieve consistently predictable clinical outcomes. Consequently, we have deferred our clinical study specifically intended to support an FDA application for the treatment of glabellar furrows, or frown lines, while we address these issues. Given the uncertainty regarding the timing of commercialization of RELAXED EXPRESSIONS™, we evaluated the assets related to the product for impairment during the fourth quarter of fiscal 2009.

As a result of our tests of impairment, during the fourth quarter of fiscal 2009, we recorded an impairment loss of $117 for intangible assets related to customer relationships acquired as part of our assets purchased from ACI, which was recorded as part of sales and marketing expense. The net book value of both these intangible assets exceeded both the undiscounted net projected cash flows and the fair value. In addition, during the fourth quarter of fiscal 2009, we recorded an impairment loss of $1,405 for tangible assets acquired as part of our assets purchased from ACI, of which $1,351 was recorded as cost of sales, $38 was recorded as sales and marketing expenses and $16 was recorded as research and development expenses, where the net book value of these tangible assets exceeded both the undiscounted net projected cash flows and the fair value. All assets acquired in this purchase have been written off to hold no current value on our balance sheet.

In addition, employees associated with RE LAXED EXPRESSIONS™ program were also part of the downsizing of our workforce during the second quarter of fiscal 2009 due to the challenges and delays faced by this program. Consequently, we determined that the assembled workforce was impaired. This impairment charge of $208 is recorded in research and development expense in the consolidated statement of operations.

Provided below is a summary of the impairment charges taken for the year ended June 30, 2009:

Assembled workforce	$208
Customer relationships	117
Inventory	1,136
Fixed assets and other	269

Total	$1,730

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

The acquired assembled workforce included the estimated cost to replace existing employees, including recruiting and training costs. Prior to the impairment of this intangible, we were amortizing the value assigned to the assembled workforce of $230 on a straight-line basis over an estimated useful life of 6 years.

The customer relationships intangible asset related to the value present at acquisition of the customer base that we expected to continue to support. Prior to the impairment of this intangible, we were amortizing the value of the customer relationships over the estimated useful life of 6 years.

The valuation of the acquired in-process research and development was determined using the income approach. The in-process research and development project relates to the development of clinical programs designed to obtain the approval of the ACI device to be used for the treatment of glabellar furrow lines using ACI’s technology for the generation of nerve lesions.

The income approach estimates the value of the acquired project in process based on its expected future cash flows. The valuation analysis considered the degree of completion of the in-process research and development project. The expected present value of the cash flows associated with the in-process research and development project was computed using a risk adjusted rate of return commensurate with the inherent risk and percentage of completion of the in-process projects. The purchased technology had not reached technological feasibility, has no economically viable alternative future use and had not received FDA approval for the indication we sought. Accordingly, the acquired in-process research and development was immediately charged to expense in the consolidated statement of operations

The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the acquired in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the acquired in-process projects include obtaining the necessary regulatory approvals in a timely manner and being able to successfully and profitably produce, distribute and sell products.

NOTE 5.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
	2009	2008
Patents	$14	$14
Customer relationships	—	143
Assembled workforce	—	230

Intangible assets—total gross carrying value	$14	$387

Accumulated amortization consists of the following:

	Amortization term (years)	June 30,
		2009	2008
Patents	13.5	$9	$8
Customer relationships	6.0	—	4
Assembled workforce	6.0	—	6

Total accumulated amortization		$9	$18

The weighted average amortization term is 13.5 years.

Amortization expense of $39, $11 and $284 for the years ended June 30, 2009, 2008 and 2007, respectively, is included in general and administrative expense in the accompanying consolidated statements of operations. Future amortization expense is approximately $5 per year for fiscal year 2010.

The customer relationships and assembled workforce intangibles related to the ACI asset purchased were determined to be impaired during fiscal 2009 and were written-off (see Footnote 4).

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into several capital leases for office equipment. We had $142 and $128 in assets under capital lease obligations at June 30, 2009 and June 30, 2008, respectively. Accumulated depreciation associated with these capital leases was $54 and $27 at June 30, 2009 and June 30, 2008, respectively.

We occupy our facilities under operating leases with an initial term greater than one year that contain renewal options exercisable by the Company. Rent expense for the operating leases of our facilities is recognized on a straight-line basis over the expected lease term. In addition to rent, we are required to pay real estate taxes, insurance coverage, security, utilities, and repairs and maintenance on all of our leases.

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of June 30, 2009:

	Capital Lease	Operating Lease
Years ending June 30,
2010	$45	$676
2011	21	554
2012	8	544
2013	—	79

Total minimum lease payments	74	$1,853

Less amounts representing interest	(5)

Present value of minimum lease payments	69
Less current portion	(41)

Long term portion of capital lease obligations	$28

Total rent expense was $889, $693 and $472 for the years ended June 30, 2009, 2008 and 2007, respectively. Deferred rent was $110 and $56 at June 30, 2009 and 2008, respectively.

License Agreements

In fiscal 2007, we entered into agreements with Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) that provided us exclusive US distribution rights for Polidocanol, and with CryoLife. Inc. (“CryoLife”) for exclusive US, Canada and European distribution rights for aesthetics applications for BIOGLUE®. We charged $2,200 to research and development expense in fiscal 2007 for minimum, non-cancelable payments required under these two agreements. Of this amount, we paid $500 in fiscal 2007 and paid the remaining $1,700 in fiscal 2008. Contingent payments totaling $3,200 under the agreement with Kreussler and $500 under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable, except for a $700 license payment to Kreussler that will become payable during fiscal 2010.

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

Cost Reduction Plan

As part of our cost reduction plan implemented in November 2008, we reduced our workforce by 36 employees, and reduced operating expenses through the suspension of various programs and decreased activities throughout virtually all functions of the organization. We incurred approximately $784 of expense for severance, medical coverage, and outplacement services for severed employees, which are principally classified in general and administrative expenses in the consolidated statements of operations for the year ended June 30, 2009. There are no expenses remaining to be incurred related to the cost reduction plan. There were no such expenses for the years ended June 30, 2008 and 2007.

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have any material adverse effect on our business, results of operations or financial condition as of June 30, 2009.

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

Convertible Preferred Stock

Under our amended and restated certificate of incorporation, we are authorized to issue 10,000 shares of undesignated convertible preferred stock with a par value of $0.01 per share. As of June 30, 2009 and 2008, there was no convertible preferred stock outstanding.

Warrants

In connection with the acquisition of certain assets from Cutanix Corporation in fiscal 2005, we issued a warrant to purchase 100 shares of common stock, at an exercise price of $5.60. On November 2, 2007, Cutanix exercised its right to buy our common stock at $5.60 per share. The exercise was affected as a net-share settlement under which we issued 44 shares to Cutanix in exchange for the warrants it held. The number of shares issued was determined based on the amount by which the warrants were in the money at the time of the exercise. No warrants remained outstanding as of June 30, 2009 and 2008.

Common Stock

We are authorized to issue 100,000 shares of common stock with a par value of $0.01. Each share of common stock has the right to one vote. Of the common stock authorized at June 30, 2009, 10,652 shares have been reserved for issuance of stock options. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Shares Reserved for Future Issuance

At June 30, 2009 and 2008, we reserved shares of common stock for future issuance as follows:

	Shares
	2009	2008
Stock options outstanding	8,530	5,493
Stock options available for future grants	2,122	3,603

	10,652	9,096

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

As of the effectiveness of our IPO we became authorized to issue stock options, stock appreciation rights, restricted stock and restricted stock units or performance shares and units for 4,000 common shares under the 2007 Plan. The pool of shares available for use in the 2007 Plan will be increased on the first day of each fiscal year beginning with the 2008 fiscal year, in an amount equal to the lesser of (i) 4,000 shares, (ii) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board of Directors. The 2007 Plan states that the exercise price of options and stock appreciation rights will not be less than 100% of the fair market value of the underlying common stock on the date of the grant. The Board of Directors, or its designate, will determine the exercise price for non-vested stock or non-vested stock units and performance shares or units. The Board of Directors, or its designee, has the authority to set vesting periods, conditions, performance goals and incentives for all awards. Options granted under the 2007 Plan have a four year vesting term, an exercise price equal to the fair market value on the date of grant, and a ten year life from the date of grant. Options under the three earlier plans were generally granted on the same terms.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS No. 123R”) using the prospective method.

The weighted-average grant date fair value per share of employee stock options granted during the year ended June 30, 2009, 2008 and 2007 was $1.76, $3.06 and $1.49, respectively and was calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Weighted-average expected volatility	54.9%	45.1%	45.0%
Weighted-average expected term (years)	4.96	4.61	4.39
Weighted-average risk-free interest rate	2.0%	4.5%	4.9%
Expected dividend yield	0%	0%	0%

The assumptions were developed as follows:

Volatility—As we have minimal trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the combined weighted average of our historical stock price and the median historic stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biotech medical device industry similar in size, stage of life cycle and financial leverage.

Expected Term—Our expected term represents the period for which our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

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

Employee stock-based compensation expense was recorded as follows:

	Year ended June 30,
	2009	2008	2007
Cost of sales	$89	$136	$36
Sales and marketing expense	820	731	166
Research and development expense	401	336	35
General and administrative expense	1,150	1,045	188

Total employee stock-based compensation expense	$2,460	$2,248	$425

There was no impact on cash flows. No income tax benefit was recognized in the statement of operations for the year ended June 30, 2009, 2008, 2007 as we were not profitable. The total compensation cost related to unvested stock option grants not yet recognized as of June 30, 2009 was $10,829 and the weighted-average period over which these grants are expected to vest is 3.4 years.

The following table summarizes activity under our stock option plans from July 1, 2006 through June 30, 2009:

Options	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	4,376	2,681	$1.04
Granted	(1,800)	1,800	$3.46
Exercised	—	(570)	$0.62
Forfeited or expired	138	(150)	$1.56

Outstanding at June 30, 2007	2,714	3,761	$2.25
Authorized	4,000	—
Granted	(2,398)	2,398	$7.01
Exercised	—	(260)	$1.25
Forfeited or expired	(713)	(406)	$6.33

Outstanding at June 30, 2008	3,603	5,493	$4.07
Authorized	4,422	—
Granted	(4,526)	4,526	$2.28
Tender offer re-granted	(3,688)	3,688	$1.12
Exercised	—	(50)	$1.30
Forfeited or expired	5,999	(1,439)	$4.15
Tender offer cancelled	(3,688)	(3,688)	$5.17

Options outstanding at June 30, 2009	2,122	8,530	$1.37	8.59	$7,607

Vested and expected to vest		7,184	$1.41	8.42	$6,272
Exercisable at June 30, 2009		2,046	$1.73	6.19	$1,480

At June 30, 2009, the fair value of our common stock was $2.16 per share. During the years ended June 30, 2009, 2008 and 2007, the intrinsic value of options exercised was $80, $1,386 and $1,370, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2009:

Range of Exercise Prices	Number of Shares	Options Outstanding Weighted-average remaining contractual life (years)	Weighted- average Exercise Price	Options Exercisable
				Number of Shares	Weighted- average exercise price
$0.45-$1.03	918	5.2	$0.78	850	$0.77
$1.08-$1.10	182	9.5	$1.10	10	$1.08
$1.12-$1.12	3,654	9.5	$1.12	3	$1.12
$1.18-$1.18	1,993	9.7	$1.18	0	$0.00
$1.19-$2.00	898	7.6	$1.72	612	$1.70
$2.15-$4.43	719	7.1	$2.55	445	$2.51
$4.50-$4.50	76	4.5	$4.50	71	$4.50
$4.98-$4.98	4	8.8	$4.98	1	$4.98
$5.16-$5.16	6	8.8	$5.16	2	$5.16
$7.30-$7.30	81	7.0	$7.30	52	$7.30

$0.45-$7.30	8,530	8.6	$1.37	2,046	$1.73

Stock Option Tender Offer

On December 19, 2008, we filed a Tender Offer Statement on Schedule TO with the SEC, which allowed our officers and employees to exchange outstanding options to purchase shares of our common stock with a per share exercise price equal to or greater than $3.70, which we referred to as “Eligible Options,” for new options to purchase the same number of shares of our common stock, which we referred to as “Replacement Options,” under the terms and under the conditions set forth in the Tender Offer. This Tender Offer commenced on December 22, 2008 and expired on January 22, 2009.

We priced and granted the Replacement Options at a per share exercise price of $1.12 on January 22, 2009, which was the closing price on the expiration date of the Tender Offer. We cancelled and subsequently exchanged a total of 3,688 eligible options for replacement options during the offering period, 1,812 shares of which were tendered from our 2003 (Active) Stock Plan and 1,876 shares of which were tendered from our 2007 Equity Incentive Plan. This was accounted for as a stock option modification and required the remeasurement of the Replacement Options. This remeasurement resulted in total additional incremental stock-based compensation cost of $1,258, which was added to the unamortized stock-based compensation not yet expensed of $5,783 for the modified options and recognized ratably over the new four year vesting period which commenced on the grant date (January 22, 2009). Each Replacement Option has been issued subject to the terms and conditions of the 2007 Equity Incentive Plan, and all eligible options received in the exchange both from the 2003 (Active) Stock Plan and from the 2007 Equity Incentive Plan, have been cancelled as of January 22, 2009 and returned to the 2007 Equity Incentive Plan.

Of the $2,460 of stock-based compensation recognized this year, approximately $302 related to the stock-based compensation costs associated with the Replacement Options.

Stock Options Granted to Non-employees:

Stock-based expense recognized with stock options granted to non-employees was $141, $125 and $501 for the years ended June 30, 2009, 2008 and 2007, respectively. The expense for the year ended June 30, 2009 was $141 of which $65 and $76 was charged to sales and marketing and general and administrative expense, respectively in the accompanying consolidated statements of operations. Stock options to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Weighted-average expected volatility	55%	45%	45%
Weighted-average expected term (years)	5.1	10.0	10.0
Weighted-average risk-free interest rate	1.7%	4.3%	4.9%
Expected dividend yield	0%	0%	0%

In fiscal years 2009, 2008 and 2007, due to the minimal trading history for our common stock, the expected stock price volatility for our common stock used to value stock options granted to non-employees was estimated by taking the combined weighted average of our historical stock price and the median historic stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the non-employee stock option grants. Industry peers consist of several public companies in the life sciences industry similar in size, stage of life cycle and financial leverage.

NOTE 9.    INCOME TAXES

The components of loss before income taxes were:

	Year ended June 30,
	2009	2008	2007
United States	$(21,707)	$(30,491)	$(14,113)
International	785	1,256	736

Total loss	$(20,922)	$(29,235)	$(13,377)

The provision for income taxes consists of the following:

	Year ended June 30,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	197	290	195
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$197	$290	$195

The reconciliation of the U.S. federal statutory tax rate to the combined effective tax rate is as follows:

	Year ended June 30,
	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal benefit	0.0%	5.9%	5.8%
Research and development tax credits	0.0%	0.3%	0.5%
Meals & entertainment deduction limitation	(1.4%)	(0.8%)	(1.1%)
Stock based compensation	(1.9%)	(1.7%)	(1.3%)
Other	—	—	1.7%
Reserve for realization of deferred tax assets	(34.0%)	(39.7%)	(42.1%)

Effective tax rate	(2.3%)	(1.0%)	(1.5%)

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Year ended June 30,
	2009	2008
Deferred Tax Assets
Net operating loss carry forwards	$28,517	$21,468
Amortization of intangible assets	4,532	4,661
Research and development tax credit carry forwards	1,048	1,005
Inventory reserves and adjustments	164	215
Stock option compensation expense	1,177	918
Other accruals and reserves not currently deductible	1,220	1,580

Deferred tax assets, gross	36,658	29,847
Deferred Tax Liabilities
Depreciation	(85)	(49)
Unrepatriated earnings	(108)	(84)

Deferred tax liabilities, gross	(193)	(133)
Net deferred tax assets	36,465	29,714
Less: Valuation allowance	(36,465)	(29,714)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets at June 30, 2009 and 2008 have been fully offset by a valuation allowance. The valuation allowance was increased by $6,751 during 2009 and $10,549 during 2008.

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. As of June 30, 2009 and 2008, our valuation allowance on our net deferred tax assets was $36,465 and $29,714, respectively. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we do not expect to realize our deferred tax assets at this point. If we subsequently determine that it is more likely than not we will be able to realize a portion or the full amount of deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance as a credit to earnings in the period such determination is made.

As of June 30, 2009, we had federal net operating loss carry forwards of approximately $74,935 and state net operating loss carry forwards of approximately $70,389 in various states. The federal net operating loss carry forwards will expire beginning 2021 and the state net operating loss carry forwards will begin expiring in 2010, if not utilized. Such net operating loss carryforwards include excess tax benefits from employee option exercises that have not been recorded in our deferred tax assets, which is in accordance with SFAS No. 123R. We will record approximately $1,662 as a credit to additional paid-in capital if and when such excess benefits are ultimately realized.

As of June 30, 2009, we had federal and state research and development tax credit carry forwards of approximately $483 and $278, respectively. The federal credit carry forwards will expire beginning 2021, and the state credit carry forwards will expire beginning and 2019, if not utilized.

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

The following table summarizes the activity related to our unrecognized tax benefits for the year ending June 30, 2009 and 2008 (in thousands):

	Year ended June 30,
	2009	2008
Balance at beginning of year	$169	$—
Gross increase/(decrease) related to tax positions taken during a prior period	(15)	154
Gross increase related to current year provision	—	15
Decreases related to settlements	—	—
Decreases resulting from lapse of statute of limitations	—	—

Balance at end of year	$154	$169

There were no accrued interest or penalties related to tax contingencies as we are in a net operating loss position. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of operations. We do not anticipate that the amount of unrecognized tax benefits existing as of June 30, 2009 will significantly change over the next 12 months. Because of our net operating loss position, all U.S. federal and state income tax returns since inception in 1999 are subject to tax authority examination.

NOTE 10.    SEGMENT REPORTING

We operate in one business segment, which encompasses the developing, manufacturing and marketing of medical aesthetic products for the aesthetics market. We use one measurement of profitability and do not segregate our business for internal reporting.

The following is a summary of net revenue by geographic area (based on location of customer):

	2009	2008	2007
Domestic	$53,651	$54,393	$39,215
International	12,867	13,090	8,199

Total	$66,518	$67,483	$47,414

We operate from facilities in the United States and the Netherlands. Net long-lived assets were as follows:

	2009	2008
Domestic	$9,282	$12,124
International	430	749

Total	$9,712	$12,873

NOTE 11.    RELATED PARTY TRANSACTIONS

There were no significant related party transactions in fiscal 2009, 2008 or 2007.

NOTE 12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2009 Quarter Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Total revenues	$15,671	$16,686	$14,991	$19,170
Gross profit	12,947	13,873	12,073	14,605
Net loss	$(7,794)	$(7,883)	$(3,565)	$(1,877)
Basic and diluted loss per share	$(0.17)	$(0.17)	$(0.08)	$(0.04)

	Fiscal 2008 Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Total revenues	$15,201	$18,616	$16,954	$16,712
Gross profit	12,409	15,536	13,722	14,423
Net loss	$(3,416)	$(1,604)	$(4,497)	$(20,008)
Basic and diluted loss per share	$(0.82)	$(0.06)	$(0.10)	$(0.43)

NOTE 13.    SUBSEQUENT EVENTS

Kreussler Agreement

In fiscal 2007, we entered into an agreement with Kreussler & Co. GmbH to license and distribute Polidocanol, a varicose vein treatment, in the United States and Canada. The agreement provides for milestone payments based on FDA approvals and other events as defined by the agreement. On July 7, 2009, Kreussler filed an amendment to the NDA with the FDA, and as a result, we expect to pay $700 associated with the next milestone payment related to the NDA status in the first half of fiscal 2010.

SCHEDULE II

BIOFORM MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the years ended June 30, 2009, 2008 and 2007

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended June 30, 2009	$836	$1,177	$(670)	$1,343
Year ended June 30, 2008	$428	$668	$(260)	$836
Year ended June 30, 2007	$104	$371	$(47)	$428
Reserve for excess and obsolete inventory
Year ended June 30, 2009	$359	$158	$(345)	$172
Year ended June 30, 2008	$216	$178	$(35)	$359
Year ended June 30, 2007	$18	$229	$(31)	$216
Valuation allowance on deferred taxes
Year ended June 30, 2009	$29,714	$6,751	$—	$36,465
Year ended June 30, 2008	$19,165	$10,549	$—	$29,714
Year ended June 30, 2007	$13,514	$5,651	$—	$19,165

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to completely eliminate misconduct.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2009, the end of the period covered by this Form 10-K. Based upon the evaluation, our management, including our Chief Executive Officer and our Principal Financial Officer, concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In addition, our management, with the participation of the Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13-a—15 (f)). Our internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2009. During this process, we identified control improvements, none of which constitute a material weakness, either individually or in the aggregate, and implemented a process to investigate and, as appropriate, remediate such matters. We are continuing to review, evaluate, document and test our internal controls and procedures and may identify areas where disclosure and additional corrective measures are required. We also continue to look for methods to improve our overall system of controls.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Form 10-K.

There were no changes in our internal controls during fiscal 2009 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting for the fiscal year ended June 30, 2009. The process and control improvements described above were not material.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 30, 2009.

Item 10.	Directors, Executive Officers and Corporate Governance

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) The financial statements required by Item 15(a) are filed as Item 8 of this annual report.

(2) The financial statement schedules required by Item 15(a) are filed as Item 8 of this annual report.

(3) Exhibits.

Exhibit Number	Description
3.2*	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect

3.4*	Amended and Restated Bylaws of the Registrant, as currently in effect

4.1*	Form of the Registrant’s Common Stock Certificate

4.2*	Amended and Restated Investors’ Rights Agreement dated June 28, 2006 as amended on April 27, 2007

10.1*	Form of Director and Executive Officer Indemnification Agreement, as currently in effect

10.2*	Offer Letter Agreement with Steve Basta dated November 7, 2002

10.3*	2003 (Active) Stock Plan and form of agreement

10.4*	2007 Equity Incentive Plan and forms of agreement

10.6*†	Settlement and License Agreement dated October 31, 2005 by and between the Registrant, BioForm Medical Europe B.V., Artes Medical USA, Inc. and Dr. Martin Lemperle

10.8*	Offer Letter Agreement with Dennis Condon dated May 14, 2007

10.14*	Second License Agreement by and between the Registrant and Artes Medical, Inc., dated September 21, 2007

10.15*†	Exclusive Supply Agreement by and between ConvaTec, a Division of E.R. Squibb & Sons, Inc. and CAM Implants B.V., dated November 11, 1997

10.16*†	Supply Agreement by and between the Registrant and Ceramed Dental, L.L.C., a wholly owned subsidiary of Dentsply International Inc., a corporation doing business as Tulsa Dental Specialties, dated May 2, 2005, as amended on September 17, 2007

10.20*†	Licensing and Distribution Agreement by and between Chemische Fabrik Kreussler & Co. GmbH and the Registrant, dated May 11, 2007

10.21*†	Exclusive Development, Distribution and Supply Agreement by and between the Registrant and CryoLife, Inc., dated October 27, 2006

10.22*†	Asset Purchase Agreement by and between the Registrant and Advanced Cosmetic Intervention, Inc., dated April 29, 2008

10.23*	First Amendment To the 2003 (Active) Stock Plan

10.24*	First And Second Amendments To the 2007 Equity Incentive Plan

10.25*	Directors’ Fee Plan

21.1	Subsidiaries of BioForm Medical, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 92)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Indicates exhibit previously filed with the SEC and incorporated herein by reference.
†	Confidential treatment has been requested or granted for the deleted portions of this exhibit.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Mateo, State of California on September 25, 2009.

BioForm Medical, Inc.

September 25, 2009	By:	/s/ STEVEN L. BASTA
Steven L. Basta
Chief Executive Officer (Principal Executive Officer)

September 25, 2009	By:	/s/ FREDERICK LWEE
Frederick Lwee
Principal Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven L. Basta and Frederick Lwee, his or her attorney-in-fact, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN L. BASTA Steven L. Basta	Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2009

/s/ FREDERICK LWEE Frederick Lwee	Principal Financial Officer (Principal Financial and Accounting Officer)	September 25, 2009

/s/ DENNIS CONDON Dennis Condon	Director	September 25, 2009

/s/ CHRIS DENNIS Chris Dennis	Director	September 25, 2009

/s/ N.C. JOSEPH LAI N.C. Joseph Lai	Director	September 25, 2009

/s/ TIMOTHY P. LYNCH Timothy P. Lynch	Director	September 25, 2009

/s/ JEFF NUGENT Jeff Nugent	Director	September 25, 2009

/s/ KEVIN K. SIDOW Kevin K. Sidow	Director	September 25, 2009

/s/ MARTIN SUTTER Martin Sutter	Lead Director	September 25, 2009