Form 10-Q
period 2009-09-30
BIOFORM MEDICAL INC
filed 2009-11-13
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, there were 46,487,245 shares ($0.01 par value per share) of registrant’s common stock outstanding.

BIOFORM MEDICAL, INC.

FORM 10 - Q

Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2009	June 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,870	$42,162
Accounts receivable, net of allowance for doubtful accounts of $1,356 at September 30, 2009 and $1,343 at June 30, 2009	12,508	12,034
Inventories	4,732	4,894
Prepaid royalties	1,304	1,259
Prepaid other	1,115	1,249
Other current assets	367	357

Total current assets	62,896	61,955
Property and equipment, net	7,259	7,599
Long-term prepaid royalties	1,499	1,869
Intangible assets, net	5	5
Other assets	251	239

Total assets	$71,910	$71,667

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,637	$1,297
Deferred revenue	232	515
Accrued royalty expense	292	299
Accrued liabilities	4,965	5,866
Capital lease obligations, current portion	38	41

Total current liabilities	8,164	8,018
Capital lease obligations, long-term portion	21	28

Total liabilities	8,185	8,046
Commitment and contingencies (Note 4)
Stockholders’ equity:
Common stock, 100,000 shares authorized, $0.01 par value, 46,462 shares issued and outstanding at September 30, 2009, 46,350 shares issued and outstanding at June 30, 2009	465	463
Additional paid-in capital	161,760	161,210
Accumulated other comprehensive income	190	79
Accumulated deficit	(98,690)	(98,131)

Total stockholders’ equity	63,725	63,621

Total liabilities and stockholders’ equity	$71,910	$71,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Three months ended September 30,
	2009	2008
Net sales	$18,272	$15,671
Cost of sales	2,690	2,724

Gross profit	15,582	12,947

Operating expenses:
Sales and marketing	11,188	15,230
Research and development	2,853	2,362
General and administrative	1,949	3,077

Total operating expenses	15,990	20,669

Other income (expense), net
Interest income, net	21	328
Other expense, net	(123)	(358)

Total other expense, net	(102)	(30)

Loss before income taxes	(510)	(7,752)
Provision for income taxes	49	42

Net loss	$(559)	$(7,794)

Net loss per share, basic and diluted	$(0.01)	$(0.17)
Weighted-average number of common shares used in computing loss per share, basic and diluted	46,414	46,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(559)	$(7,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	510
Loss on disposal of fixed assets	17	—
Provision for doubtful accounts	173	269
Stock-based compensation expense for employees	431	668
Stock-based compensation expense for non-employees	1	—
Changes in operating assets and liabilities:
Accounts receivable	(586)	(774)
Inventories	137	(231)
Prepaid royalties	326	233
Prepaid expenses and other assets	115	(939)
Deferred revenue	(284)	220
Accounts payable	1,330	(1,012)
Accrued liabilities	(873)	77

Net cash provided by (used in) operating activities	692	(8,773)

Cash flows from investing activities
Purchase of property and equipment	(128)	(470)

Net cash used in investing activities	(128)	(470)

Cash flows from financing activities
Payments on capital leases	(10)	(8)
Proceeds from the issuance of common stock under stock plans	103	40

Net cash provided by financing activities	93	32

Effect of exchange rate changes on cash	51	305

Net increase (decrease) in cash and cash equivalents for the period	708	(8,906)
Cash and cash equivalents at beginning of period	42,162	59,204

Cash and cash equivalents at end of period	$42,870	$50,298

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

As is common with many companies in the aesthetics sector, we experience the effects of seasonality on our revenues. The first quarter of our fiscal year, which runs from July through September, is typically the slowest quarter of the year. We also generally observe a modest slowness in our third quarter, which runs from January through March. Our second and fourth quarters, which run from October to December and April to June, respectively, are typically the stronger quarters of our fiscal year. Such seasonal patterns have been altered to some degree in recent years and may be altered in future years by fluctuations in macroeconomic factors.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K filed with the SEC on September 25, 2009.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, which are normal and recurring in nature, for a fair presentation of our financial position and of our results of operations for the periods presented. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year. We derived the condensed consolidated balance sheet as of June 30, 2009 from the audited consolidated financial statements at that date.

Change in Estimate

Effective July 1, 2009, we changed our assumptions used in our revenue recognition calculation for license revenues we receive from sales of COAPTITE® through our distributor Boston Scientific. Under our agreement with Boston Scientific, the sales price of COAPTITE® payable to us is calculated as a percentage of the average selling price to Boston Scientifics’ customers with a stated minimum floor price. This calculation is performed by Boston Scientific on a quarterly basis with a minimum floor price to us and trued up every quarter. Separately, the contract with Boston Scientific also contains a right of return clause, whereby product can be returned within a defined period of time. Based on the availability of sufficient historical data, we have changed our assumptions with respect to the selling price as well as expected returns under this contract. The impact of the changes in estimates discussed above increased earnings by $0.5 million or $0.01 per basic share for the three month period ended September 30, 2009.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Our comprehensive loss consists of net losses and unrealized gains on foreign exchange translations. The following table lists the components of comprehensive loss as of the end of the periods indicated (amounts in thousands).

	Three months ended September 30,
	2009	2008
Net loss	$(559)	$(7,794)
Unrealized foreign currency translation gain	111	127

Comprehensive loss	$(448)	$(7,667)

Net Loss per Common Share

We compute basic and diluted net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Stock options are not included in this calculation because their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (amounts in thousands, except per share data):

	Three months ended September 30,
	2009	2008
Numerator:
Net loss	$(559)	$(7,794)
Denominator:
Weighted-average common shares outstanding	46,414	46,322
Loss per share
Basic and Diluted	$(0.01)	$(0.17)

The following outstanding options were excluded from the computation of diluted loss per common share for the periods presented because including them would have had an anti-dilutive effect (amounts in thousands):

	September 30,
	2009	2008
Options to purchase common stock	8,756	7,240

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01, previously Statement of Financial Accounting Standard No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”)

In June 2009, FASB issued Statement Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

literature not included in the Codification is deemed non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing a “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. SFAS No. 168 is effective for the Company in fiscal 2010 and the adoption of this standard and the codification did not have a material effect on the Company’s financial position or results of operations or cash flows.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

Business Combinations

(Included in Accounting Standards Codification (“ASC”) 805 “Business Combinations”, previously SFAS No. 141R “Business Combinations”)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires entities that acquire control of another business or businesses to measure and recognize any obligations to make payments conditioned on the outcome of future events (contingent consideration) at the fair value of the contingent consideration at the acquisition date. SFAS No. 141R includes in the definition of contingent consideration any right held by the acquirer to the return of previously transferred consideration if specific conditions are met. SFAS No. 141R also defines a bargain purchase and requires the acquirer to recognize the excess fair value involved in such a purchase in earnings as a gain attributable to the acquirer. SFAS No. 141R is effective for acquisitions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FASB has prohibited earlier adoption of SFAS No. 141R. SFAS No. 141R is effective for the Company in fiscal 2010 and we are currently evaluating the effect that the adoption of SFAS No. 141R would have on any future acquisitions the Company may consummate.

Revenue Recognition – Multiple-Element Arrangements

(Included in ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements”, is ASU 2009-13 “Multiple-Deliverable Revenue Arrangements”, previously EITF No. 08-1 “Revenue Arrangements with Multiple Deliverables”)

In October 2009, a modification was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This modification removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This modification is effective for the Company beginning July 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this modification will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective in 2011.

Note 3 – Certain Balance Sheet Components

(amounts in thousands)

	September 30, 2009	June 30, 2009
Inventories
Raw materials	$2,481	$2,574
Work-in-process	1,912	2,009
Finished goods	501	483
Reserves for excess and obsolete inventory	(162)	(172)

	$4,732	$4,894

Property and Equipment
Land	$327	$327
Building and leasehold improvements	3,369	3,360
Machinery and equipment	5,838	5,738
Furniture, fixtures, and office equipment	4,452	4,419
Construction-in-progress	31	26

	14,017	13,870
Less: accumulated depreciation	(6,758)	(6,271)

	$7,259	$7,599

Other Accrued Liabilities
Accrued compensation	$2,884	$3,277
Accrued legal and patent expenses	133	138
Accrued marketing programs	—	32
Accrued taxes, permits, licenses	396	258
Other accrued liabilities	1,552	2,161

	$4,965	$5,866

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 – Commitments and Contingencies

Lease Commitments

We have entered into several capital leases for office equipment. We had approximately $0.1 million in assets under capital lease obligations at September 30, 2009 and June 30, 2009. Accumulated depreciation associated with these capital leases was also less than $0.1 million at September 30, 2009 and June 30, 2009.

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of September 30, 2009 (amounts in thousands):

Years ending June 30,	Capital Lease	Operating Lease
2010 (remaining 9 months)	$34	$555
2011	21	656
2012	8	647
2013	—	181
2014	—	102

Total minimum lease payments	63	$2,141

Less amounts representing interest	(4)

Present value of minimum lease payments	59
Less current portion	(38)

Long term portion of capital lease obligations	$21

License Agreements

In fiscal 2007, we entered into agreements with Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) that provided us exclusive U.S. distribution rights for Polidocanol, and with CryoLife, Inc. (“CryoLife”) for exclusive U.S., Canada and European distribution rights for aesthetics applications for BIOGLUE®. We charged $2.2 million to research and development expense in fiscal 2007 for minimum, non-cancelable payments required under these two agreements. Of this amount, we paid $0.5 million in fiscal 2007 and paid the remaining $1.7 million in fiscal 2008. A milestone related to the NDA submission was reached by Kreussler in the first quarter of fiscal 2010, for which we accrued $0.7 million in this quarter, and subsequently paid in the second quarter of fiscal 2010. Contingent payments totaling $2.5 million under the agreement with Kreussler and $0.5 million under the agreement with CryoLife will become due upon success in reaching specified clinical and regulatory milestones. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable.

Under a license from Artes Medical related to patents held by them that apply to implantable products containing microsphere particles, we were obligated to pay royalties based on sales of our products. On September 21, 2007, we executed an agreement with Artes Medical to pre-pay all royalty obligations payable to Artes Medical in the future by making two payments totaling $5.5 million. The first payment of $2.0 million was made in fiscal 2007 and the second payment of $3.5 million was made in fiscal 2008. These payments replaced any royalty that we would have been obligated to pay to Artes Medical in the future under the terms of the license. These payments were recorded as prepaid royalty and are expensed as a percentage of sales based on estimated future sales over the life of the related patents.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have any material adverse effect on our business, results of operations or financial condition as of September 30, 2009.

Note 5 – Stock Based Compensation

Stock Option Plans

We have one active stock option plan, the 2007 Equity Incentive Plan (the “2007 Plan”), which became effective as of our IPO in November 2007. Previously we granted stock options under three other plans: the 2003 (Active) Stock Plan, the 2003 (Terminated) Stock Plan, and the 2000 Plan. All three of these earlier plans have been terminated and we can no longer grant stock options under them. Only options previously granted under the 2007 Plan and 2003 Active Stock Plan remain in effect.

As of the effectiveness of our IPO we became authorized to issue stock options, stock appreciation rights, restricted stock and restricted stock units or performance shares and units for 4.0 million common shares under the 2007 Plan. The pool of shares available for use in the 2007 Plan increases on the first day of each fiscal year beginning with the 2008 fiscal year, in an amount equal to the lesser of (i) 4.0 million shares, (ii) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board of Directors. On July 1, 2009, the shares authorized for issuance under the 2007 Plan automatically increased by 1.8 million shares. The 2007 Plan states that the exercise price of options and stock appreciation rights will not be less than 100% of the fair market value of the underlying common stock on the date of the grant. The Board of Directors, or its designate, will determine the exercise price for restricted stock or restricted stock units and performance shares or units. The Board of Directors, or its designee, has the authority to set vesting periods, conditions, performance goals and incentives for all awards. Options granted under the 2007 Plan generally have a four year vesting term, have an exercise price equal to the fair market value on the date of grant, and have a ten year life from the date of grant. Options under the three earlier plans were generally granted on the same terms.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted the provisions of Accounting Standards Codification (“ASC”) 718 (formerly Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”)) using the prospective method. ASC 718 establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period.

Under ASC 718, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized on a straight-line basis, as expense over the employee’s requisite service period (generally the vesting period). Because our non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted-average grant date fair value per share of employee stock options granted for the three month periods ended September 30, 2009 and 2008 was $1.11 and $1.61, respectively, calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2009	2008
Weighted-average expected volatility	56%	46%
Weighted-average expected term (years)	4.95	4.82
Weighted-average risk-free interest rate	2.31%	3.08%
Dividend yield	0.00%	0.00%

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

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock Fair Value—The fair value of our common stock is equal to the price at which our stock trades in the open stock market. Prior to our public offering in November 2007 the fair value of our common stock was determined by independent contemporaneous valuations prepared by an independent third party valuation firm. In conducting these valuations, we used a two-step methodology that first estimated our fair value as a whole, and then allocated a portion of the enterprise value to our common stock. This approach is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation methodology utilized the “income approach” to estimate enterprise value. This enterprise value was then tested for reasonableness utilizing the “market approach.” The income approach involved projecting future cash flows, discounting them to present value using discount rates ranging from 24% to 30% based upon a risk adjusted weighted average cost of capital of comparable companies, and applying probabilities for success of our product candidates to the resulting discounted cash flows. The projection of future cash flows, the determination of an appropriate discount rate and the estimates of probability for success of our product candidates each involved a significant degree of judgment.

Forfeitures—Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates refer to the likelihood that unvested options will be cancelled or forfeited due to termination of employment. In developing the expected future forfeiture rates, we analyzed unvested cancellations experience since September 2000.

Stock Options Granted to Employees

Employee stock-based compensation expense was recorded as follows:

	Three Months Ended September 30,
	2009	2008
Cost of sales	$28	$46
Sales and marketing expense	153	263
Research and development expense	39	50
General and administrative expense	211	309

	$431	$668

We did not recognize any income tax benefit in the condensed consolidated statement of operations for the three month period ended September 30, 2009 or 2008. The total compensation cost related to unvested stock option grants not yet recognized as of September 30, 2009 was $6.6 million and the weighted-average period over which these grants are expected to vest is 3.3 years.

The following table summarizes activity under our stock option plans from July 1, 2009 through September 30, 2009 (amounts in thousands, except weighted average exercise price):

Options	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	8,560	$1.37
Granted	491	$2.24
Exercised	(132)	$0.79
Forfeited or expired	(163)	$2.32

Options outstanding at September 30, 2009	8,756	$1.41	8.60	$19,297

Vested and expected to vest	7,468	$1.44	8.47	$16,325
Exercisable at September 30, 2008	2,079	$1.78	6.43	$3,984

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Granted to Non-employees

Stock based compensation due to stock options granted to non-employees in the three month period ended September 30, 2009 was less than $0.1 million, which was charged to sales and marketing expense. There was no expense recognized related to stock options granted to non-employees for the three month period ended September 30, 2008.

Stock options granted to non-employees were valued using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2009	2008
Weighted-average expected volatility	56%	46%
Weighted-average expected term (years)	4.95	5.00
Weighted-average risk-free interest rate	2.31%	2.98%
Dividend yield	0.00%	0.00%

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

Note 6 – Income Taxes

Our provision for income taxes was less than $0.1 million for the three month periods ended September 30, 2009 and 2008. Our provision for income taxes relates to income taxes in our foreign subsidiaries.

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets at September 30, 2009 and June 30, 2009 have been fully offset by a valuation allowance.

The total amount of our unrecognized tax benefits was approximately $0.1 million as of September 30, 2009 and June 30, 2009. None of our unrecognized tax benefits, if recognized, would affect our effective tax rate at present because they would only result in an adjustment of our valuation allowance.

We have no accrued interest or penalties related to tax contingencies. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of operations.

Note 7 – Segment Reporting

We operate in one business segment, which encompasses the developing, manufacturing and marketing of medical aesthetic products. We use one measurement of profitability and do not segregate our business for internal reporting.

The following is a summary of net revenue by geographic area (based on location of customer) (amounts in thousands):

	Three months ended September 30,
	2009	2008
Domestic	$14,192	$12,740
International	4,080	2,931

Total	$18,272	$15,671

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We operate from facilities in the United States and the Netherlands. Net long-lived assets were as follows:

	September 30, 2009	June 30, 2009
Domestic	$8,586	$9,282
International	428	430

Total	$9,014	$9,712

No customer accounted for 10% or more of sales in the three months ended September 30, 2009 or 2008. No one customer’s receivable balance is greater than 10% of the total account receivable balance at September 30, 2009 or June 30, 2009.

Note 8 – Subsequent Events

In April 2009, we filed a written certification to the escrow agent associated with the April 2008 Asset Purchase Agreement between BioForm and Advanced Cosmetic Intervention, Inc. (“ACI”) asserting that we are entitled to receive the entire $2.0 million balance of the escrow amount being held by the escrow agent as a result of material misrepresentations made by ACI to us at the time of purchase.

In October 2009, we reached a settlement agreement with ACI whereby we will receive approximately $1.7 million, net of related expenses, of the escrow amount. We anticipate that we will record the $1.7 million (net) as a gain in the second quarter of fiscal 2010.

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

•

RADIESSE® —We have recently launched two new syringe formats of RADIESSE® – the 1.5cc RADIESSE® Volume Advantage syringe and the 0.8cc RADIESSE® Moderate Fill syringe. In addition, we have a number of ongoing programs evaluating new forms, applications and indications of our patent protected RADIESSE® technology. The first new commercial product derived from these efforts is expected to be a form of RADIESSE® with lidocaine which may improve comfort for patients and flow characteristics for physicians. A method of mixing RADIESSE® with lidocaine was approved in July 2009. We intend to file in calendar year 2010 for approval to market a form of RADIESSE® with lidocaine integrated into the product during manufacturing.

•

RADIESSE®: Potential New Indication for Hand Augmentation —We have completed a 101-patient clinical trial demonstrating the effects of RADIESSE® on augmentation of the dorsum of the hand. In August 2009, we submitted a PMA supplement requesting approval to market RADIESSE® for this indication in the United States.

•

Polidocanol—In May 2007, we entered into an exclusive licensing and distribution agreement in the United States for Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins (sold in Europe under the trade name Aethoxysklerol® ). According to the terms of this agreement, the manufacturer of Polidocanol, Chemische Fabrik KREUSSLER & Co. GmbH, is responsible for conducting the clinical trial and submitting regulatory filings for approval of Polidocanol to the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training. In July 2008, Kreussler submitted data to the FDA demonstrating that Polidocanol met the primary endpoint of its Phase III clinical trial, and in July 2009, Kreussler submitted additional manufacturing documentation related to the New Drug Application (“NDA”) for Polidocanol.

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

•

BIOGLUE AESTHETIC™—In October 2006, we licensed the exclusive United States, Canadian and European distribution rights for medical aesthetic applications of BIOGLUE® , a Class III medical device manufactured by CryoLife. Under the terms of our development, distribution and supply agreement, we are responsible for all clinical trials and regulatory filings for cosmetic and plastic surgery applications and will be responsible for sales and marketing of BIOGLUE AESTHETIC™ in these applications. We have received Conformité Européenne Mark (“CE Mark”) approval for use of BioGlue Aesthetic in browplasty procedures and are conducting limited market evaluation activities in Europe. As part of our cost reduction measures announced in November 2008, we have deferred clinical development of BIOGLUE AESTHETIC™ in the United States.

To date, we have expensed Kreussler $2.4 million in license fees and milestones, including a milestone accrued in the first quarter of fiscal 2010. Future contingent payments to Kreussler of $2.5 million will become due upon success in reaching specified regulatory milestones. To date, we have paid CryoLife $0.5 million as a license fee for BioGlue Aesthetic and we will owe CryoLife an additional $0.5 million upon U.S. marketing approval of BioGlue Aestehetic. Under the asset purchase agreement with ACI, we paid $12.4 million ($12 million to ACI and $0.4 of transaction costs) and assumed $0.2 million of liabilities. As a result of a settlement agreement that we entered into with ACI in October 2009, we anticipate that we will record a gain of $1.7 million (net) of the escrow amount, in our second quarter of fiscal 2010. We are required to pay contingent consideration based on a percentage of future sales and a possible milestone based on a sales threshold if we commercialize the Relaxed Expressions technology. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, as well as uncertainty related to future sales, we are unable to predict if or when the contingent payments under these agreements will become payable.

Sales of RADIESSE® generated more than 90% of our revenue in the first quarter of both fiscal 2010 and fiscal 2009. Other revenue consists primarily of the sale of COAPTITE®. Sales increased in the first quarter of fiscal 2010 over fiscal 2009 due to growth in sales in both the U.S. and international markets.

We expect that the key factors influencing our revenue in the future will include:

•	patient satisfaction with our products, particularly RADIESSE®;

•	the strength of our direct sales and clinical training teams in the United States and Europe and our international distribution arrangements;

•	timing and scope of regulatory approvals that we have and may receive in the future;

•	consumers’ confidence and economic activity in the countries in which we sell our products; and

•	competitive dynamics in the marketplace.

As is common with many companies in the aesthetics sector, we experience the effects of seasonality on our revenues. The first quarter of our fiscal year, which runs from July through September, is typically the slowest quarter of the year. We also generally observe a modest slowness in our third quarter, which runs from January through March. Our second and fourth quarters, which run from October to December and April to June, respectively, are typically the stronger quarters of our fiscal year. Such seasonal patterns have been impacted in recent quarters by fluctuations in macroeconomic factors.

We believe that tight credit markets, weak economies, and low consumer confidence in the United States and our major international markets have adversely impacted spending on certain cosmetic procedures, including treatment with RADIESSE®. There is significant uncertainty as to the extent to which the current recession will continue to impact our industry, generally, or our business, specifically, in the future. Our expectations regarding the nature or timing of any macroeconomic recovery, as well as any recovery in the dermal filler market, are highly uncertain and extended macroeconomic weakness and low consumer discretionary spending may impact our future sales and alter seasonal patterns in our revenue.

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

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

The following table sets forth certain data as a percentage of net sales for the periods indicated. Dollars are in thousands.

	Three months ended September 30,
	2009	% (a)	2008	% (a)	% Change
Net sales	$18,272	100.0	$15,671	100.0	16.6
Cost of sales	2,690	14.7	2,724	17.4	(1.2)

Gross profit	15,582	85.3	12,947	82.6	20.4

Operating expenses
Sales and marketing	11,188	61.2	15,230	97.2	(26.5)
Research and development	2,853	15.6	2,362	15.1	20.8
General and administrative	1,949	10.7	3,077	19.6	(36.7)
Other income (expense), net	(102)	(0.6)	(30)	(0.2)	(240.0)
Provision for income taxes	49	0.3	42	0.3	14.3

Net loss	$(559)		$(7,794)		(92.8)

(a)	Expressed as a percentage of net sales Net Sales

Comparison of the three months ended September 30, 2009 and 2008

Net Sales

Net sales were $18.3 million for the first three months of fiscal 2010 as compared to $15.7 million for the first three months of fiscal 2009, an increase of $2.6 million or 16.6%. Domestic sales were $14.2 million for the first three months of fiscal 2010 as compared to $12.8 million for the first three months of fiscal 2009, an increase of $1.4 million or 10.9%. International sales were $4.1 million for the first three months of fiscal 2010 as compared to $2.9 million for the first three months of fiscal 2009, an increase of $1.2 million or 41.4%. The increase in net sales was due primarily to an increase in the volume of units sold as a result of the introduction of our 0.8cc and 1.5cc syringe sizes late in fiscal 2009. Our average selling price per unit was modestly lower due to the introduction of the lower priced 0.8cc syringe.

Cost of Sales

Cost of sales was $2.7 million for the first three months of fiscal 2010 and fiscal 2009.

Gross Profit

Gross profit was $15.6 million for the first three months of fiscal 2010 as compared to approximately $13.0 million for the first three months of fiscal 2009, an increase of $2.6 million or approximately 20%. Our gross margin increased from 82.6% to 85.3% due the higher manufacturing volumes necessary to meet demand and the effect of certain cost reductions in our manufacturing activities. We anticipate that our gross margin will be approximately 82% to 85% for the remainder of fiscal 2010.

Sales and Marketing Expenses

Our sales and marketing expenses were $11.2 million for the first three months of fiscal 2010 as compared to $15.2 million for the first three months of fiscal 2009, a decrease of $4.0 million or 26.5%. As a percentage of sales, sales and marketing expenses were 61.2% of sales for the first three months of fiscal 2010 as compared to 97.2% for the same period in fiscal 2009. This decrease was primarily attributable to cost saving measures taken as part of our cost reduction actions announced in November 2008.

Research and Development Expenses

Our research and development expenses were $2.9 million for the first three months of fiscal 2010 as compared to $2.4 million for the first three months of fiscal 2009, an increase of $0.5 million or 20.8%. As a percentage of sales, research and development expenses were 15.6% for the first three months of fiscal 2010 as compared to 15.1% for the first three months of fiscal 2009. The dollar increase in research and development was due to the $0.7 million milestone payment achievement pursuant to our agreement with Kreussler for exclusive United States licensing and distribution rights of Polidocanol. This milestone was triggered upon active review by the FDA of the NDA supplement filed by Kreussler. This additional cost was partially offset by cost saving measures taken as part of our cost reduction actions announced in November 2008.

General and Administrative Expenses

Our general and administrative expenses were $1.9 million for the first three months of fiscal 2010 as compared to $3.1 million for the first three months of fiscal 2009, a decrease of $1.2 million, or 36.7%. As a percentage of sales, general and administrative expenses were 10.7% in the first three months of fiscal 2010 as compared to 19.6% in the first three months of fiscal 2009. This decrease was primarily attributable to cost saving measures taken as part of our cost reduction actions announced in November 2008.

Other Expense, Net

Other expense for the first three months of fiscal 2010 increased from the first three months of fiscal 2009. The result was driven by a decrease in interest income due to a reduction in interest rates and lower cash and cash equivalent balances. These reductions were partially offset by lower foreign currency losses for the first three months of fiscal 2010.

Provision for income taxes

Our provision for income taxes for the first three months of fiscal 2010 increased slightly when compared to the first three months of fiscal 2009 due to an increase in income tax expense in our foreign subsidiary due to higher pre-tax income.

Net Loss

Our net loss decreased during the first three months of fiscal 2010 when compared to the first three months of fiscal 2009 due to the factors discussed above.

Liquidity and Capital Resources

The following table highlights selected cash flow components for the first three months of fiscal 2010 and 2009 (amounts in thousands).

Cash provided by (used in):	Fiscal 2010 (first three months)	Fiscal 2009 (first three months)
Operating activities	$692	$(8,773)
Investing activities	(128)	(470)
Financing activities	93	32

We have incurred losses and generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of $98.7 million as of September 30, 2009. Our primary source of liquidity has been through private placements of shares of our preferred stock and the sale of common stock in association with our initial public offering in November 2007. Cumulative net proceeds from the issuance of preferred and common stock totals $162.2 million. We anticipate that our primary source of liquidity for approximately the next two years will be our cash and cash equivalents and thereafter, it will be cash provided by operations assuming we reach our goal of sustained profitable operations.

Operating Activities

In the first three months of fiscal 2010, we generated $0.7 million in cash from operating activities as compared to $8.8 million net cash used in the comparable period of fiscal 2009. In the first three months of fiscal 2010 we experienced significantly lower losses from operations. That combined with higher accounts payable at the end of the quarter resulted in positive cash from operating activities. Losses from operations of $7.8 million were the primary reason for cash use in fiscal 2009.

Investing Activities

Net cash used in investing activities was $0.1 million in the first three months of fiscal 2010 as compared to $0.5 million in the comparable period of fiscal 2009. Our primary investing activities related to purchases of equipment, computers, furniture and installed leasehold improvements for use in production, research, selling and general and administrative activities.

Financing Activities

In the first three months of fiscal 2010 and 2009 net cash provided from financing activities was less than $0.1 million. Cash flows from financing activities in the first three months of both fiscal years related to cash received from exercises of stock options.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents (“cash”) were $42.9 million as of September 30, 2009. We believe that our current cash balance will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and contractual obligations for at least the next 12 months. In the future, we may require additional cash resources due to changes in macroeconomic or business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In any of these cases, we may seek to sell equity or debt securities or to obtain a credit facility. It is uncertain whether equity or debt financing may be available to us when needed on terms that are acceptable to us or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2009 (amounts in thousands):

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$63	$41	$22	$—	$—
Operating lease obligations	2,218	720	1,242	205	51
Purchase obligations	1,642	1,642	—	—	—
Royalty obligations	292	292	—	—	—

Total	$4,215	$2,695	$1,264	$205	$51

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

Critical Accounting Policies

We have made no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 25, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate and Credit Risk

We maintain a portfolio of cash and money market accounts with maturities of three months or less from the date of purchase, all of which are classified as cash and cash equivalents. Given the highly liquid nature of our cash and cash equivalents balance, we do not expect to experience any material impact upon our results of operations as a result of changes to interest rates. As of September 30, 2009, we held $35.7 million in our money market account. The risk associated with fluctuating interest rates is limited to our money market portfolio, and we do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

As of September 30, 2009, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments.

Our accounts receivable primarily relate to revenues from the sale of RADIESSE® directly to individual physicians and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in Europe, we sell RADIESSE® to distributors. We sell COAPTITE® only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of September 30, 2009.

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

We have incurred net losses of $21.1 million, $29.5 million, $13.6 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and, as of September 30, 2009, we had an accumulated deficit of approximately $98.7 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of RADIESSE® and our other products. We expect to continue operating at a net loss at least during fiscal year 2010 and may continue do so in the future.

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

While we believe that we may be winning market share from our competitors, in part due to our syringe sizing strategy and its adoption by physicians, and that the recent slowdown in demand for RADIESSE® is the result of lower consumer demand for cosmetic procedures generally, the decline could also reflect a weakening of our competitive position or physician or patient preference for other products. If the declining revenue is due to competitive factors rather than overall demand for cosmetic procedures, then we may not see the increase in revenue that we would otherwise expect with a recovery in the U.S. and international economies and consumer demand for aesthetic procedures.

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

Our largest direct competitors in the key U.S. market include Allergan, Medicis, and Johnson & Johnson, and there are many other companies that compete directly or indirectly with us or that are likely to compete with us in the near future, both in the United States and internationally. Many of our current and future competitors have significantly greater financial resources, reputation and experience in the aesthetics market than we do, as well as broader aesthetic product offerings. Competing effectively will require us to distinguish our company and RADIESSE® from our competitors and their products, which will be dependent on factors such as:

•	the safety, effectiveness and ease of use of RADIESSE® and duration of cosmetic benefit;

•	patient and physician satisfaction with RADIESSE® compared to other injectable aesthetic products and alternative treatments;

•	the success of our efforts to promote mixing RADIESSE® with lidocaine;

•	the cost of RADIESSE® to our physician customers relative to alternative products and the price that those physicians, in turn, charge for the corresponding procedure;

•	the effectiveness of our sales and marketing efforts;

•	the effectiveness of our clinical education and training efforts;

•	our ability to obtain additional regulatory approvals and promote RADIESSE®;

•	our ability to co-promote our filler along with complementary products that we may seek to introduce;

•	our ability to establish a strong and widely-recognized reputation for RADIESSE® and our company as a whole;

•	our ability to offer a broader portfolio of aesthetic products;

•	the results and publication in prominent journals of clinical studies that may be conducted by us or our competitors comparing RADIESSE® with competing products;

•	intellectual property protection; and

•	the overall size and rate of growth of the dermal filler market.

Our other current products are, and contemplated future products will be, subject to similar competitive risks as RADIESSE®. If we are unable to effectively distinguish RADIESSE®, or any of our other current or future products, from those of our competitors, we are unlikely to gain significant market share and our prospects for growth would be harmed. Moreover, if we are unable to offer a broader set of aesthetic products, we will likely be unable to gain significant additional share of the aesthetics market.

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

We currently depend on a single contract manufacturer, Tulsa Dental Specialties, for the small CaHA particles used in RADIESSE® and a single contract manufacturer, CAM Implants, for the larger CaHA particles used in COAPTITE®, our CaHA bulking agent for the treatment of female stress urinary incontinence. Our agreement with Tulsa Dental Specialties runs through May 2012 and then renews for an additional two-year term, unless terminated pursuant to its terms. Our agreement with CAM Implants runs through November 2010 and renews each year for a further year unless terminated pursuant to its terms. Neither agreement is terminable at will by either party. Our reliance on these manufacturers subjects us to several unpredictable risks, the occurrence of any of which could lead to a disruption of our operations, including:

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

We have a number of ongoing programs evaluating new forms and indications of our patent protected RADIESSE® technology. We are developing a form of RADIESSE® with lidocaine to improve comfort for patients and we have submitted an application to the FDA seeking approval to market RADIESSE® for hand augmentation. Before a new use of or claim for a product can be marketed in the United States, it must first receive FDA approval. The marketing of a product for an indication or application that has not received approval will be viewed as “off-label promotion” and could subject us to an FDA enforcement action, including the issuance of a warning letter and adverse publicity. In addition, any modifications that we may make to the formulation of RADIESSE® or its manufacturing that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use will require a new FDA approval. The FDA may require us to conduct clinical trials to support new indications or formulations, such trials may be time-consuming and expensive, and may produce results that do not result in approval of our FDA application. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. In the event that we do not obtain additional FDA approvals for future indications or uses, our ability to promote our products in the United States and to grow our revenue could be limited.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None applicable.

ITEM 5.	OTHER INFORMATION

None applicable.

BIOFORM MEDICAL, INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.01	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.01	Certifications of Chief Executive Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

32.02	Certifications of Principal Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForm Medical, Inc.

Date: NOVEMBER 12, 2009	By:	/s/ STEVEN L. BASTA
Steven L. Basta
Chief Executive Officer
(principal Executive Officer)

Date: NOVEMBER 12, 2009	By:	/s/ FREDERICK LWEE
Frederick Lwee
Principal Financial Officer
(principal Financial and Accounting Officer)