Form 10-Q
period 2009-12-31
BIOFORM MEDICAL INC
filed 2010-02-16
CIK 1282393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of January 31, 2010, there were 47,248,211 shares ($0.01 par value per share) of registrant’s common stock outstanding.

BIOFORM MEDICAL, INC.

FORM 10 - Q

Quarterly Period Ended December 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2009	June 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,102	$42,162
Accounts receivable, net of allowance for doubtful accounts of $1,184 at December 31, 2009 and $1,343 at June 30, 2009	13,130	12,034
Inventories	4,558	4,894
Prepaid royalties	1,354	1,259
Prepaid other	1,204	1,249
Other current assets	293	357

Total current assets	66,641	61,955
Property and equipment, net	7,029	7,599
Long-term prepaid royalties	1,069	1,869
Intangible assets, net	5	5
Other assets	254	239

Total assets	$74,998	$71,667

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,621	$1,297
Deferred revenue	57	515
Accrued royalty expense	339	299
Accrued liabilities	6,952	5,866
Capital lease obligations, current portion	32	41

Total current liabilities	9,001	8,018
Capital lease obligations, long-term portion	40	28

Total liabilities	9,041	8,046
Commitment and contingencies (Note 4)
Stockholders’ equity:
Common stock, 100,000 shares authorized, $0.01 par value, 46,540 shares issued and outstanding at December 31, 2009, 46,350 shares issued and outstanding at June 30, 2009	465	463
Additional paid-in capital	162,462	161,210
Accumulated other comprehensive income	135	79
Accumulated deficit	(97,105)	(98,131)

Total stockholders’ equity	65,957	63,621

Total liabilities and stockholders’ equity	$74,998	$71,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net sales	$21,785	$16,686	$40,057	$32,357
Cost of sales	3,098	2,813	5,788	5,537

Gross profit	18,687	13,873	34,269	26,820
Operating expenses:
Sales and marketing	13,022	15,685	24,209	30,915
Research and development	2,072	2,871	4,926	5,233
General and administrative	2,071	3,138	4,019	6,215
Gain from escrow settlement	(1,681)	—	(1,681)	—
Pre-acquisition costs	1,505	—	1,505	—

Total operating expenses	16,989	21,694	32,978	42,363

Other income (expenses), net
Interest income, net	17	212	38	539
Other expenses, net	(42)	(215)	(165)	(572)

Total other expense, net	(25)	(3)	(127)	(33)

Income (loss) before income taxes	1,673	(7,824)	1,164	(15,576)

Provision for income taxes	89	59	138	101

Net income (loss)	$1,584	$(7,883)	$1,026	$(15,677)

Net income (loss) per share, basic	$0.03	$(0.17)	$0.02	$(0.34)
Net income (loss) per share, diluted	$0.03	$(0.17)	$0.02	$(0.34)
Weighted-average number of shares used in computing income (loss) per share calculation, basic	46,508	46,327	46,461	46,324
Weighted-average number of shares used in computing income (loss) per share calculation, diluted	50,018	46,327	49,249	46,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORM MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$1,026	$(15,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	915	1,014
Impairment of long-lived assets	—	208
Loss on disposal of fixed assets	83	39
Provision for doubtful accounts	180	876
Stock-based compensation expense for employees	1,064	1,339
Stock-based compensation expense for non-employees	2	—
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	(1,916)
Inventories	174	338
Prepaid royalties	706	494
Prepaid expenses and other assets	1	(299)
Accounts payable	320	(883)
Deferred revenue	(462)	540
Accrued liabilities	1,832	111

Net cash provided by (used in) operating activities	4,582	(13,816)

Cash flows from investing activities
Purchase of property and equipment	(419)	(614)

Net cash used in investing activities	(419)	(614)

Cash flows from financing activities
Payments on capital leases	3	(17)
Proceeds from the issuance of common stock under stock plans	159	40

Net cash provided by financing activities	162	23

Effect of exchange rate changes on cash	(385)	(50)

Net increase (decrease) in cash and cash equivalents for the period	3,940	(14,457)
Cash and cash equivalents at beginning of period	42,162	59,204

Cash and cash equivalents at end of period	$46,102	$44,747

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

In December 2009, we executed a definitive agreement with Merz GMBH & Co. KGAA (“Merz”) under which Merz intends to acquire all of our outstanding shares of common stock for $5.45 per share in cash pursuant to a cash tender offer followed by a second-step merger (see Note 9).

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

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Our comprehensive loss consists of net losses and unrealized gains on foreign exchange translations. The following table lists the components of comprehensive income (loss) as of the end of the periods indicated (amounts in thousands).

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net income (loss)	$1,584	$(7,883)	$1,026	$(15,677)
Unrealized translation gain (loss)	(55)	47	55	174

Comprehensive income (loss)	$1,529	$(7,836)	$1,081	$(15,503)

Net Income (Loss) per Common Share

We compute basic and diluted net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Stock options are not included in this calculation because their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows (amounts in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$1,584	$(7,883)	$1,026	$(15,677)
Denominator:
Weighted-average common shares outstanding, basic	46,508	46,327	46,461	46,324
Weighted-average common shares outstanding, diluted	50,018	46,327	49,249	46,324
Net income (loss) per share
Basic and diluted	$0.03	$(0.17)	$0.02	$(0.34)

Outstanding options to purchase 4.9 million and 7.3 million shares of common stock for the three months ended December 31, 2009 and December 31, 2008, respectively, and 5.4 million and 7.3 million shares of common stock for the six months ended December 31, 2009 and December 31, 2008, respectively, were not included in the Company’s computation of dilutive securities because including them would have had an anti-dilutive effect.

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

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 – Certain Balance Sheet Components

(amount in thousands)

	December 31, 2009	June 30, 2009
Inventories
Raw materials	$2,497	$2,574
Work-in-process	1,613	2,009
Finished goods	587	483
Reserves for excess and obsolete inventory	(139)	(172)

	$4,558	$4,894

Property and Equipment
Land	$327	$327
Building and leasehold improvements	3,369	3,360
Machinery and equipment	5,880	5,738
Furniture, fixtures, and office equipment	4,430	4,419
Construction-in-progress	218	26

	14,224	13,870
Less: accumulated depreciation	(7,195)	(6,271)

	$7,029	$7,599

Other Accrued Liabilities
Accrued compensation	$3,156	$3,277
Accrued legal and patent expenses	440	138
Accrued marketing programs	—	32
Accrued taxes, permits, licenses	608	258
Other accrued liabilities	2,748	2,161

	$6,952	$5,866

Note 4 – Commitments and Contingencies

Lease Commitments

We have entered into several capital leases for office equipment. We had approximately $0.1 million in assets under capital lease obligations at December 31, 2009 and June 30, 2009. Accumulated depreciation associated with these capital leases was less than $0.1 million at December 31, 2009 and June 30, 2009.

The following schedule summarizes the future minimum lease payments for all capital and operating leases as of December 31, 2009 (amounts in thousands):

Years ending June 30,	Capital Lease	Operating Lease
2010 (remaining 6 months)	$18	$449
2011	33	808
2012	22	749
2013	6	239
2014	0	102

Total minimum lease payments	79	$2,347

Less amounts representing interest	(7)

Present value of minimum lease payments	72
Less current portion	(32)

Long term portion of capital lease obligations	$40

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Agreements

In fiscal 2007, we entered into agreements with Chemische Fabrik KREUSSLER & Co. GmbH (“Kreussler”) that provided us exclusive U.S. distribution rights for Polidocanol, and with CryoLife, Inc. (“CryoLife”) for exclusive U.S., Canadian and European distribution rights for aesthetics applications for BIOGLUE®. We charged $2.2 million to research and development expense in fiscal 2007 for minimum, non-cancelable payments required under these two agreements. Of this amount, we paid $0.5 million in fiscal 2007 and paid the remaining $1.7 million in fiscal 2008. A milestone related to the NDA submission was reached by Kreussler in the first quarter of fiscal 2010, for which we accrued $0.7 million in the first quarter, and subsequently paid this amount in the second quarter of fiscal 2010. Contingent payments totaling $2.5 million under the agreement with Kreussler and $0.5 million under the agreement with CryoLife will become due upon success in reaching specified future regulatory milestones. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, we are unable to predict if or when the contingent payments under these two agreements will become payable.

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

Legal Contingencies

From time to time, we may become a party to litigation and subject to product liability claims in the ordinary course of the business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have any material adverse effect on our business, results of operations or financial condition as of December 31, 2009.

On January 13, 2010, one of our purported stockholders filed a purported class action lawsuit in the Superior Court of the State of California, San Mateo County, captioned Hassan Hamedi (the “plaintiff”) v. Steven Basta, et. al (the “defendants”), against us and each of our directors. The lawsuit alleges, among other things, that our director defendants breached their fiduciary duties to our stockholders to maximize the price in connection with the Merz acquisition, articulates alleged deficiencies in the Schedule 14D-9 that result in the Schedule 14D-9 being allegedly materially misleading and/or incomplete, and claims that the $5.45 price per share offered by Merz in the tender offer is inadequate. This complaint seeks to enjoin the proposed tender offer, in addition to seeking other relief. On February 11, 2010, the Superior Court denied an ex parte motion made by the plaintiff for a temporary restraining order to enjoin and/or postpone the closing of the Merz acquisition.

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

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the effectiveness of our IPO we became authorized to issue stock options, stock appreciation rights, restricted stock and restricted stock units or performance shares and units for 4.0 million common shares under the 2007 Plan. The pool of shares available for use in the 2007 Plan increases on the first day of each fiscal year beginning with the 2008 fiscal year, in an amount equal to the lesser of (i) 4.0 million shares, (ii) 4% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board of Directors. On July 1, 2009, the shares authorized for issuance under the 2007 Plan automatically increased by 1.8 million shares. The 2007 Plan states that the exercise price of options and stock appreciation rights will not be less than 100% of the fair market value of the underlying common stock on the date of the grant. The Board of Directors, or its designate, will determine the exercise price for restricted stock or restricted stock units and performance shares or units. The Board of Directors, or its designee, has the authority to set vesting periods, conditions, performance goals and incentives for all awards. Options granted under the 2007 Plan generally have a four year vesting term, have an exercise price equal to the fair market value on the date of grant, and have a ten year life from the date of grant. Options under the three earlier plans were generally granted on the same terms. . The 2007 Plan was amended in December 2009 to provide that in the event of a change in control, an outstanding award will become fully vested and exercisable upon the optionee’s involuntary termination (including constructive termination) following a change in control. For stock options granted on or after January 1, 2010, these terms and conditions will apply to the optionee’s involuntary termination within 12 months following a change in control.

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

The weighted-average grant date fair value per share of employee stock options granted for the six month periods ended December 31, 2009 and 2008 was $1.47 and $1.48, respectively, calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended December 31,
	2009	2008
Weighted-average expected volatility	58%	48%
Weighted-average expected term (years)	4.94	4.84
Weighted-average risk-free interest rate	2.40%	2.91%
Dividend yield	0.00%	0.00%

The assumptions were developed as follows:

Volatility—As we have minimal trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the combined weighted average of our historical stock price and the medial historic stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biotech medical device industry similar in size, stage of life cycle and financial leverage.

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

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Options Granted to Employees

Employee stock-based compensation expense was recorded as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Cost of sales	$26	$45	$54	$91
Sales and marketing expense	274	277	427	541
Research and development expense	54	47	93	96
General and administrative expense	279	302	490	611

	$633	$671	$1,064	$1,339

We did not recognize any income tax benefit in the condensed consolidated statement of operations for the three and six month periods ended December 31, 2009 or 2008. The total compensation cost related to unvested stock option grants not yet recognized as of December 31, 2009 was $6.4 million and the weighted-average period over which these grants are expected to vest is 3.09 years.

The following table summarizes activity under our stock option plans from October 1, 2009 through December 31, 2009 (amounts in thousands, except weighted average exercise price):

Options	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2009	8,791	$1.41
Granted	337	$3.75
Exercised	(58)	$0.96
Forfeited or expired	(27)	$1.73

Options outstanding at December 31, 2009	9,044	$1.50	8.43	$17,651

Vested and expected to vest	7,863	$1.51	8.32	$15,287
Exercisable at December 31, 2009	2,174	$1.79	6.34	$3,786

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Granted to Non-employees

There were no stock options granted to non-employees (per the definition of SFAS 123R) during the three and six month periods ended December 31, 2009 and stock based compensation expense for non-employees in the three and six month periods ended December 31, 2009 was de minimus. There was no expense recognized related to stock options granted to non-employees for the three and six month periods ended December 31, 2008.

Note 6 – Income Taxes

Our provision for income taxes was less than $0.1 million for the three month periods ended December 31, 2009 and 2008. Our provision for income taxes was approximately $0.1 million for the six month periods ended December 31, 2009 and 2008. Our provision for income taxes relates to federal AMT taxes, California state taxes, and income taxes in our foreign subsidiaries. Due to the enactment of Assembly Bill 1452, California temporarily suspended the net operating loss carryover deductions for the taxable years beginning in 2008 and 2009 and also restricted the use of available credit to reduce only up to fifty percent of California tax liability.

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets at December 31, 2009 and June 30, 2009 have been fully offset by a valuation allowance.

The total amount of our unrecognized tax benefits was approximately $0.2 million as of December 31, 2009 and $0.1 million as of June 30, 2009. None of our unrecognized tax benefits, if recognized, would affect our effective tax rate at present because they would only result in an adjustment of our valuation allowance.

We have no accrued interest or penalties related to tax contingencies. Any tax-related interest and penalties would be included in income tax expense in the consolidated statements of operations. Our federal and state net operating loss carry forwards expire between 2010 and 2029 if not utilized. Our federal and state research and development tax credit carry forwards expire between 2019 and 2027 if not utilized. Utilization of our net operating loss and credit carry forwards are subject to annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. Due to our cumulative net operating loss position, all U.S. federal and state income tax returns since inception in 1999 are subject to tax authority examination.

Note 7 – Segment Reporting

We operate in one business segment, which encompasses the developing, manufacturing and marketing of medical aesthetic products. We use one measurement of profitability and do not segregate our business for internal reporting.

The following is a summary of net revenue by geographic area (based on location of customer) (amounts in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Domestic	$16,475	$13,268	$30,667	$26,008
International	5,310	3,418	9,390	6,349

Total	$21,785	$16,686	$40,057	$32,357

We operate from facilities in the United States and the Netherlands. Net long-lived assets were as follows:

	December 31, 2009	June 30, 2009
Domestic	$7,961	$9,282
International	396	430

Total	$8,357	$9,712

No customer accounted for 10% or more of net sales in the three or six months ended December 31, 2009 or 2008. No one customer’s receivable balance is greater than 10% of the total account receivable balance at December 31, 2009 or June 30, 2009.

BIOFORM MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 – Escrow Settlement

In April 2009, we filed a written certification to the escrow agent associated with the April 2008 Asset Purchase Agreement between BioForm Medical, Inc. and Advanced Cosmetic Intervention, Inc. (“ACI”) asserting that we are entitled to receive the entire $2.0 million balance of the escrow amount being held by the escrow agent as a result of material misrepresentations made by ACI to us at the time of purchase.

In October 2009, we reached a settlement agreement with ACI whereby we received approximately $1.7 million, net of related expenses, of the escrow amount. We recorded the $1.7 million (net) as a gain in our second quarter ended December 31, 2009.

Note 9 – Acquisition

In December 2009, we with Merz GMBH & Co. KGAA (“Merz”) executed a definitive agreement (“Merz acquisition”) under which Merz intends to acquire all of our outstanding shares of common stock for $5.45 per share in cash pursuant to a cash tender offer followed by a second-step merger.

We recognized $1.5 million related to pre-acquisition costs incurred related to the Merz Acquisition during our second quarter ended December 31, 2009.

In January 2010, Merz filed a Schedule TO with the Securities and Exchange Commission to commence a Tender Offer for purchase all of our outstanding shares of common stock for $5.45 per share.

On January 13, 2010, one of our purported stockholders filed a purported class action lawsuit in the Superior Court of the State of California, San Mateo County, captioned Hassan Hamedi (the “plaintiff”) v. Steven Basta, et. al (the “defendants”), against us and each of our directors. The lawsuit alleges, among other things, that our director defendants breached their fiduciary duties to our stockholders to maximize the price in connection with the Merz acquisition, articulates alleged deficiencies in the Schedule 14D-9 that result in the Schedule 14D-9 being allegedly materially misleading and/or incomplete, and claims that the $5.45 price per share offered by Merz in the tender offer is inadequate. This complaint seeks to enjoin the proposed tender offer, in addition to seeking other relief. On February 11, 2010, the Superior Court denied an ex parte motion made by the plaintiff for a temporary restraining order to enjoin and/or postpone the closing of the Merz acquisition.

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

We currently market our products through over 100 sales representatives in the United States and Europe and a complementary network of third party distributors in more than 30 countries. Our primary customers are dermatologists, plastic surgeons and facial plastic surgeons. RADIESSE® is generally used for the treatment of facial wrinkles and folds. Medical aesthetics procedures such as these are generally not covered by health insurance; instead, consumers pay for these treatments with personal funds. COAPTITE® is used to treat stress urinary incontinence in adult females, which is generally covered by health plans in the United States. Reimbursement coverage of COAPTITE® procedures is generally not provided internationally, which we believe has been primarily responsible for limiting sales of COAPTITE® outside the United States.

In addition to our existing RADIESSE® and COAPTITE® products on the market, we have development programs and distribution rights to additional products and their applications that are in various stages of development.

•

RADIESSE®— We have recently launched two new syringe formats of RADIESSE® – the 1.5cc RADIESSE® Volume Advantage syringe and the 0.8cc RADIESSE® Moderate Fill syringe. In addition, we have a number of ongoing programs evaluating new forms, applications and indications of our patent protected RADIESSE® technology. The first new commercial product derived from these efforts is expected to be a form of RADIESSE® with lidocaine which may improve comfort for patients and flow characteristics for physicians. A method of mixing RADIESSE® with lidocaine was approved in July 2009. We intend to file in calendar year 2010 for approval to market a form of RADIESSE® with lidocaine integrated into the product during manufacturing.

•

RADIESSE® : Potential New Indication for Hand Augmentation —We have completed a 101-patient clinical trial demonstrating the effects of RADIESSE® on augmentation of the dorsum of the hand. In August 2009, we submitted a PMA supplement requesting approval to market RADIESSE® for this indication in the United States. During the second quarter of fiscal 2010, the FDA requested additional data from the 12-month follow-up of patients in this study as outlined in the clinical protocol. We expect to submit the final 12-month clinical data for this trial in the fourth quarter of fiscal 2010.

•

Polidocanol—In May 2007, we entered into an exclusive licensing and distribution agreement in the United States for Polidocanol, a leading sclerotherapy treatment in Europe for varicose veins (sold outside of the United States under the trade name Aethoxysklerol®). According to the terms of this agreement, the manufacturer of Polidocanol, Chemische Fabrik KREUSSLER & Co. GmbH, is responsible for conducting the clinical trial and submitting regulatory filings for approval of Polidocanol to the FDA, and, assuming approval is received, will exclusively manufacture the product for us. We will be the exclusive distributor of the product in the United States and be responsible for all sales, marketing, and clinical training. In July 2008 Kreussler submitted data to the FDA demonstrating that Polidocanol met the primary endpoint of its Phase III clinical trial, and in July 2009, Kreussler submitted additional manufacturing documentation related to the New Drug Application (“NDA”) for Polidocanol. The FDA has completed clinical trial site inspections and manufacturing inspections, has communicated with Kreussler regarding the final steps needed in the approval process, such as the package insert review, and has set a PDUFA target date of April 10, 2010 to complete the NDA review.

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

To date, we have expensed related to Kreussler, $2.4 million in license fees and milestones, including a milestone accrued in the first quarter of fiscal 2010. Future contingent payments to Kreussler of $2.5 million will become due upon success in reaching specified regulatory milestones. To date, we have paid CryoLife $0.5 million as a license fee for BioGlue Aesthetic and we will owe CryoLife an additional $0.5 million upon U.S. marketing approval of BioGlue Aesthetic. Under the asset purchase agreement with ACI, we paid $12.4 million ($12 million to ACI and $0.4 of transaction costs) and assumed $0.2 million of liabilities. As a result of a settlement agreement that we entered into with ACI in October 2009, we have recorded a gain of $1.7 million (net) of the escrow amount, in our second quarter of fiscal 2010. We are required to pay contingent consideration based on a percentage of future sales and a possible milestone based on a sales threshold if we commercialize the Relaxed Expressions technology. In fiscal 2009, we impaired and wrote off substantially all ACI-related assets. Due to the uncertainties inherent in medical clinical trials and regulatory review by the FDA, as well as uncertainty related to future sales, we are unable to predict if or when the contingent payments under these agreements will become payable.

Sales of RADIESSE® generated more than 90% of our revenue in the second quarter and the first six months of both fiscal 2010 and fiscal 2009. Other revenue consists primarily of the sale of COAPTITE®. Sales increased in the first half of fiscal 2010 over fiscal 2009 due to growth in sales in both the U.S. and international markets.

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

In December 2009, we entered into a definitive agreement under which Merz will acquire all of our outstanding shares of common stock for $5.45 per share in cash pursuant to a cash tender offer followed by a second-step merger.

Results of Operations

Comparison of the three and six months ended December 31, 2009 and 2008

The following table sets forth certain data as a percentage of net sales for the periods indicated. Dollars are in thousands.

	Three months ended December 31,
	2009		2008		% Change
	Amount	% (a)	Amount	% (a)
Net sales	$21,785	100.0	$16,686	100.0	30.6
Cost of sales	3,098	14.2	2,813	16.9	10.1

Gross profit	18,687	85.8	13,873	83.1	34.7
Operating expenses
Sales and marketing expenses	13,022	59.8	15,685	94.0	(17.0)
Research and development expenses	2,072	9.5	2,871	17.2	(27.8)
General and administrative expenses	2,071	9.5	3,138	18.8	(34.0)
Gain from escrow settlement, net	(1,681)	(7.7)	—	—	(100.0)
Pre-acquisition costs	1,505	6.9	—	—	100.0
Other income (expense), net	(25)	(0.1)	(3)	(0.02)	733.3
Provision for income taxes	89	0.4	59	0.4	50.8

Net income (loss)	$1,584		$(7,883)

	Six months ended December 31,
	2009		2008		% Change
	Amount	% (a)	Amount	% (a)
Net sales	$40,057	100.0	$32,357	100.0	23.8
Cost of sales	5,788	14.4	5,537	17.1	4.5

Gross profit	34,269	85.6	26,820	82.9	27.8
Operating expenses
Sales and marketing expenses	24,209	60.4	30,915	95.5	(21.7)
Research and development expenses	4,926	12.3	5,233	16.2	(5.9)
General and administrative expenses	4,019	10.0	6,215	19.2	(35.3)
Gain from escrow settlement, net	(1,681)	(4.2)	—	—	(100.0)
Pre-acquisition costs	1,505	3.8	—	—	100.0
Other income (expense), net	(127)	(0.3)	(33)	(0.1)	284.8
Provision for income taxes	138	0.3	101	0.3	36.6

Net income (loss)	$1,026		$(15,677)

(a)	Expressed as a percentage of net sales

Comparison of the three months ended December 31, 2009 and 2008

Net Sales

Net sales were $21.8 million for the second quarter of fiscal 2010 as compared to $16.7 million for the second quarter of fiscal 2009, an increase of $5.1 million or 30.6%. Domestic sales were $16.5 million for the second quarter of fiscal 2010 as compared to $13.3 million for the second quarter of fiscal 2009, an increase of $3.2 million or 24.1%. International sales were $5.3 million for the second quarter of fiscal 2010 as compared to $3.4 million for the second quarter of fiscal 2009, an increase of $1.9 million or 55.9%. The increase in net sales was due primarily to an increase in the volume of units sold as a result of the introduction of our 0.8cc and 1.5cc syringe sizes late in fiscal 2009.

Cost of Sales

Cost of sales was $3.1 million for the second quarter of fiscal 2010 as compared to $2.8 million for the second quarter of fiscal 2009, an increase of $0.3 million or 10.1%.

Gross Profit

Gross profit was $18.7 million for the second quarter of fiscal 2010 as compared to $13.9 million for the second quarter of fiscal 2009, an increase of $4.8 million, or 34.7%. Our gross margin increased from 83.1% to 85.8% due to greater economies of scale realized from higher manufacturing volumes necessary to meet demand and the effect of certain cost reductions in our manufacturing activities.

Sales and Marketing Expenses

Our sales and marketing expenses were $13.0 million for the second quarter of fiscal 2010 as compared to $15.7 million for the second quarter of fiscal 2009, a decrease of $2.7 million or 17.0%. As a percentage of net sales, sales and marketing expenses were 59.8% of net sales for the second quarter of fiscal 2010 as compared to 94.0% for the same period in fiscal 2009. This decrease was primarily attributable to cost savings measures taken as part of our cost reduction actions announced in November 2008.

Research and Development Expenses

Our research and development expenses were $2.1 million for the second quarter of fiscal 2010 as compared to $2.9 million for the second quarter of fiscal 2009, a decrease of $0.8 million or 27.8%. As a percentage of net sales, research and development expenses were 9.5% for the second quarter of fiscal 2010 as compared to 17.2% for the second quarter of fiscal 2009. This decrease was primarily attributable to cost savings measures taken as part of our cost reduction actions announced in November 2008.

General and Administrative Expenses

Our general and administrative expenses were $2.1 million for the second quarter of fiscal 2010 as compared to $3.1 million for the second quarter of fiscal 2009, a decrease of $1.0 million, or 34.0%. As a percentage of net sales, general and administrative expenses were 9.5% in the second quarter of fiscal 2010 as compared to 18.8% in the second quarter of fiscal 2009. This decrease was primarily attributable to cost savings measures taken as part of our cost reduction actions announced in November 2008.

Gain from Escrow Settlement, Net

During the second quarter of fiscal 2010 we reached a settlement agreement with Advanced Cosmetic Intervention, Inc. (“ACI”) whereby we received approximately $1.7 million, net of related expenses, from the escrow related to the April 2008 Asset Purchase Agreement between BioForm Medical, Inc. and ACI.

Pre-acquisition Costs

During the second quarter of fiscal 2010 we recognized pre-acquisition costs of $1.5 million related to the tender offer by Merz Pharma Group to acquire all of the outstanding stock of BioForm Medical, Inc.

Other Income (Expense), Net

Other income (expense), net for the second quarter of fiscal 2010 decreased less than $0.1 million as compared to the second quarter of fiscal 2009.

Provision for Income Taxes

Our provision for income taxes for the second quarter of fiscal 2010 increased slightly when compared to the second quarter of fiscal 2009 due to additional state and alternative minimum taxes.

Net Income ( Loss)

We realized net income during the second quarter of fiscal 2010 compared to a net loss in the second quarter of fiscal 2009 due to the factors discussed above.

Comparison of the six months ended December 31, 2009 and 2008

Net Sales

Net sales were $40.1 million for the first six months of fiscal 2010 as compared to $32.4 million for the same period in fiscal 2009, an increase of $7.7 million or 23.8%. Domestic sales were $30.7 million for the first six months of fiscal 2010 as compared to $26.0 million for the same period in fiscal 2009, an increase of $4.7 million or 18.1%. International sales were $9.4 million for the first six months of fiscal 2010 as compared to $6.3 million for the same period in fiscal 2009, an increase of $3.0 million or 46.9%. The increase in net sales was due primarily to an increase in the volume of units sold as a result of the introduction of our 0.8cc and 1.5cc syringe sizes late in fiscal 2009.

Cost of Sales

Cost of sales was $5.8 million for the first six months of fiscal 2010 as compared to $5.5 million for the same period in fiscal 2009, an increase of $0.3 million, or 4.5%.

Gross Profit

Gross profit was $34.3 million for the first six months of fiscal 2010 as compared to $26.8 million for the same period in fiscal 2009, an increase of $7.5 million, or 27.8%. Our gross margin increased from 82.9% to 85.6% due to greater economies of scale reached from higher manufacturing volumes necessary to meet demand and the effect of certain cost reductions in our manufacturing activities.

Sales and Marketing Expenses

Our sales and marketing expenses were $24.2 million for the first six months of fiscal 2010 as compared to $30.9 million for the same period in fiscal 2009, a decrease of $6.7 million or 21.7%. As a percentage of net sales, sales and marketing expenses were 60.4% of net sales for the first six months of fiscal 2010 as compared to 95.5% for the same period in fiscal 2009. This decrease was primarily attributable to cost savings measures taken as part of our cost reduction actions announced in November 2008.

Research and Development Expenses

Our research and development expenses were $4.9 million for the first six months of fiscal 2010 as compared to $5.2 million for the same period in fiscal 2009, a decrease of $0.3 million or 5.9%. As a percentage of net sales, research and development expenses were 12.3% for the first six months of fiscal 2010 as compared to 16.2% for the same period in fiscal 2009. This decrease was primarily attributable to cost savings measures taken as part of our cost reduction actions announced in November 2008. These savings were partially offset by the $0.7 million milestone payment pursuant to our agreement with Kreussler for exclusive United States licensing and distribution rights of Polidocanol. This milestone was triggered upon active review by the FDA of the NDA supplement filed by Kreussler.

General and Administrative Expenses

Our general and administrative expenses were $4.0 million for the first six months of fiscal 2010 as compared to $6.2 million for the same period in fiscal 2009, a decrease of $2.2 million, or 35.3%. As a percentage of net sales, general and administrative expenses were 10.0% in the first six months of fiscal 2010 as compared to 19.2% in the same period of fiscal 2009. This decrease was primarily attributable to cost savings measures taken as part of our cost reduction actions announced in November 2008.

Gain from Escrow Settlement, Net

During the second quarter of fiscal 2010 we reached a settlement agreement with Advanced Cosmetic Intervention, Inc. (“ACI”) whereby we received approximately $1.7 million, net of related expenses, from the escrow related to the April 2008 Asset Purchase Agreement between BioForm Medical, Inc. and ACI.

Pre-acquisition Costs

During the second quarter of fiscal 2010 we recognized pre-acquisition costs of $1.5 million related to the tender offer by Merz Pharma Group to acquire all of the outstanding stock of BioForm Medical, Inc.

Other Income (Expense), Net

Other income (expense), net for the first six months of fiscal 2010 decreased $0.1 million as compared to the first six months of fiscal 2009.

Provision for Income Taxes

Our provision for income taxes for the first six months of fiscal 2010 increased slightly when compared to the same period of fiscal 2009. The increase was primarily due to additional state and alternative minimum taxes.

Net Income ( Loss)

We realized net income during the first six months of fiscal 2010 compared to a net loss in the same period in fiscal 2009 due to the reasons discussed above.

Liquidity and Capital Resources

The following table highlights selected cash flow components for the first six months of fiscal 2010 and 2009 (dollars in thousands).

	Six months ended December 31,
Cash provided by (used in):	2009	2008
Operating activities	$4,582	$(13,816)
Investing activities	(419)	(614)
Financing activities	162	23

We have incurred losses and generated negative annual cash flows from operating activities in all but one year since inception and had an accumulated deficit of approximately $97.1 million as of December 31, 2009. Our primary source of liquidity has been through private placements of shares of our preferred stock and the sale of common stock in association with our initial public offering in November 2007. Cumulative net proceeds from the issuance of preferred and common stock totaled approximately $163 million. We anticipate that our primary source of liquidity through approximately the end of fiscal 2010 will be our cash and cash equivalents and thereafter, it will be cash provided by operations assuming we reach our goal of sustained profitable operations.

Operating Activities

In the first six months of fiscal 2010, we generated $4.6 million in cash from operating activities as compared to $13.8 million net cash used in the comparable period of fiscal 2009. In the first six months of fiscal 2010 we received the escrow settlement, net, of $1.7 million. In addition we recognized $0.8 million of net income before the gain from escrow settlement, and accrued pre-acquisition costs. These factors combined with non-cash expenses and higher accrued liabilities resulted in positive cash from operating activities in fiscal 2010. Losses from operations of $15.7 million were the primary reason for cash use in fiscal 2009.

Investing Activities

Net cash used in investing activities was $0.4 million in the first six months of fiscal 2010 as compared to $0.6 million in the comparable period of fiscal 2009. Our primary investing activities related to purchases of equipment, computers, furniture and leasehold improvements for use in production, research, selling and general and administrative activities.

Financing Activities

In the first six months of fiscal 2010, net cash provided from financing activities was approximately $0.2 million as compared to less than $0.1 million in the comparable period of fiscal 2009. Cash flows from financing activities in the first six months of both fiscal years was related to cash received from exercises of stock options.

Sufficiency of Current Cash and Cash Equivalents

Our cash and cash equivalents (“cash”) were $46.1 million as of December 31, 2009. We believe that our current cash balance will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures, and contractual obligations for at least the next 12 months. We may require additional cash resources due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In any of these cases, we may seek to sell equity or debt securities or to obtain a credit facility. It is uncertain whether equity or debt financing may be available to us when needed on terms that are acceptable to us or at all. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2009 (dollars in thousands):

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$79	$37	$42	$—	$—
Operating lease obligations	2,423	864	1,431	128	—
Purchase obligations	3,352	3,352	—	—	—
Royalty obligations	339	339	—	—	—

Total	$6,193	$4,592	$1,473	$128	$—

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

As of December 31, 2009, our cash and cash equivalents were maintained by financial institutions in the United States, the United Kingdom and the Netherlands, and our current deposits are in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, that minimal credit risk exists with respect to these investments. At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future.

Our accounts receivable primarily relate to revenues from the sale of RADIESSE® directly to individual physicians, hospitals, and medical clinics in the United States and select countries in Europe. Outside the United States and select countries in international markets we sell RADIESSE® to distributors. We sell COAPTITE® only through distributors, and most sales are in the United States. No single customer represented more than 10% of our receivables as of December 31, 2009.

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

On January 13, 2010, one of our purported stockholders filed a purported class action lawsuit in the Superior Court of the State of California, San Mateo County, captioned Hassan Hamedi (the “plaintiff”) v. Steven Basta, et. al. (the “defendants”), against us and each of our directors. The lawsuit alleges, among other things, that our director defendants breached their fiduciary duties to our stockholders to maximize the price in connection with the Merz acquisition, articulates alleged deficiencies in the Schedule 14D-9 that result in the Schedule 14D-9 being allegedly materially misleading and/or incomplete, and claims that the $5.45 price per share offered by Merz in the tender offer is inadequate. This complaint seeks to enjoin the proposed tender offer, in addition to seeking other relief. On February 11, 2010, the Superior Court denied an ex parte motion made by the plaintiff for a temporary restraining order to enjoin and/or postpone the closing of the Merz acquisition.

ITEM 1A.	RISK FACTORS

Risks Related to the Pending Acquisition by Merz

In connection with Merz’s tender offer to purchase all of our outstanding shares, a lawsuit has been filed against us and our board of directors.

Following the January 4, 2010 announcement of our signing of a merger agreement with Merz, one of our purported stockholders filed a purported class action lawsuit against us and each of our directors. The lawsuit alleges, among other things, that our director defendants breached their fiduciary duties to our stockholders to maximize the price in connection with the Merz acquisition, articulates alleged deficiencies in the Schedule 14D-9 that result in the Schedule 14D-9 being allegedly materially misleading and/or incomplete, and claims that the $5.45 price per share offered by Merz in the tender offer is inadequate. This case could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business.

We cannot assure you that all conditions to the merger with Merz will be completed and the merger consummated.

The merger agreement with Merz contains representations, warranties and covenants of the parties customary for transactions of this type. The closing of the merger is subject to certain closing conditions specified in the merger agreement, including, if required, approval of the merger by a majority of our stockholders. We cannot assure you that the conditions of the merger agreement will be satisfied or waived or that the merger will close in the expected time frame or at all.

If the proposed merger, or a similar transaction, are not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

The announcement and pendency of our agreement to be acquired by Merz could adversely affect our business, financial results and operations.

The announcement and pendency of the Merz tender offer and the merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors, and employees, which could have an adverse effect on our business, financial results, and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger. We could potentially lose customers or suppliers, or customer orders could be delayed or decreased. The sales cycles for our products may lengthen due to the uncertainty related to the proposed merger. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the merger, which could adversely affect our business and results of operations.

Risks Related to Our Business

We have a history of net losses, and we may not be able to achieve profitability even if we are able to generate significant revenues.

We have incurred net losses of $21.1 million, $29.5 million and $13.6 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and, as of December 31, 2009, we had an accumulated deficit of approximately $97.1 million. We have financed our operations primarily through private placements of equity securities and our IPO in November 2007. We have devoted substantially all of our resources to research and development of our products and the commercialization of RADIESSE® and our other products. We expect to continue operating at a net loss at least during fiscal 2009 and may continue do so in the future.

If we are unable to maintain or grow revenue from existing products and launch new products while controlling operating expenses, the timing of, or our ability to achieve, profitability would be adversely affected. We cannot assure you that we will be able to achieve or sustain profitability even if we are able to generate significant revenues. Our failure to maintain or grow revenue or to achieve and sustain profitability would negatively impact the market price of our common stock and require us to seek additional funding, if such funding is then available to us on terms acceptable to us or at all.

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

We were incorporated in 1999 and commenced operations in 2000. From 2001 to 2003, we received certain U.S. and international regulatory approvals for, and engaged in commercial sales of, RADIESSE® and COAPTITE®. We obtained FDA pre-market approval, or PMA, for our key commercial application of RADIESSE®, the correction of moderate to severe facial wrinkles and folds, in December 2006. Accordingly, we have a limited history of operations upon which to evaluate our business. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors relating to our business that may contribute to quarterly and annual fluctuations include the following factors:

•	the rate of market adoption of RADIESSE® and other future products that we may offer;

•	the success of products competitive with RADIESSE® that are now available or that may become commercially available in the future, including those products that incorporate lidocaine;

•	the timing of regulatory clearances or approvals and success of the introduction of new products;

•	the effectiveness of promotional and marketing campaigns by us or our competitors;

•	seasonal variations in demand;

•	the overall strength of the minimally-invasive aesthetics market, generally, and the strength of the dermal filler market, specifically;

•	changes in general economic conditions and the related impact on discretionary spending on elective procedures; and

•	the performance of our independent distributors, partners and suppliers.

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

Our largest direct competitors in the key U.S. market include Allergan and Medicis and there are many other companies that compete directly or indirectly with us or that are likely to compete with us in the near future, both in the United States and internationally. Many of our current and future competitors have significantly greater financial resources, reputation and experience in the aesthetics market than we do, as well as broader aesthetic product offerings. Competing effectively will require us to distinguish our company and RADIESSE® from our competitors and their products, which will be dependent on factors such as:

•	the safety, effectiveness and ease of use of RADIESSE® and duration of cosmetic benefit;

•	patient and physician satisfaction with RADIESSE® compared to other injectable aesthetic products and alternative treatments;

•	the success of our efforts to promote mixing RADIESSE® with lidocaine;

•	the success of our efforts to develop and obtain regulatory approval for RADIESSE® with integrated lidocaine;

•	the cost of RADIESSE® to our physician customers relative to alternative products and the price that those physicians, in turn, charge for the corresponding procedure;

•	the effectiveness of our sales and marketing efforts;

•	the effectiveness of our clinical education and training efforts;

•	our ability to obtain additional regulatory approvals and promote RADIESSE®;

•	our ability to co-promote our filler along with complementary products that we may seek to introduce;

•	our ability to establish a strong and widely-recognized reputation for RADIESSE® and our company as a whole;

•	our ability to offer a broader portfolio of aesthetic products;

•	the results and publication in prominent journals of clinical studies that may be conducted by us or our competitors comparing RADIESSE® with competing products;

•	intellectual property protection; and

•	the overall size and rate of growth of the dermal filler market.

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

Most procedures performed using RADIESSE® are elective procedures, the cost of which must be borne by the patient and are not reimbursable through government or private health insurance. The decision to undergo a RADIESSE® procedure is thus driven by patient demand for an aesthetics procedure, and patients often play a central role in the selection of the dermal filler to be used. Our future success depends upon patients having a positive experience with RADIESSE® . We believe that patients who have a positive experience with RADIESSE® may be more likely to return for additional treatments and refer new patients, which we believe would increase physician demand for RADIESSE®. However, results obtained from a RADIESSE® procedure will vary depending on the experience and technique of the treating physician, the volume of dermal filler injected, the patient’s expectations of the results that will be achieved, and the duration of the results. Patients may be dissatisfied with their RADIESSE® treatment experience if immediate or long-term results do not match their expectations, if they find the procedure too painful, or if they find that the temporary side-effects of treatment such as swelling and bruising outweigh the benefit received. Additionally, we believe that patient demand for RADIESSE® is, in many cases, influenced by price. Treatment with a single syringe of RADIESSE® may cost a patient more than treatment with a single syringe of many other dermal fillers. If a RADIESSE® treatment produces results that do not meet physicians’ and patients’ expectations, or if physicians and patients generally believe it is too expensive for the results obtained, our reputation, repeat sales, word of mouth referral opportunities and future sales could suffer.

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

BioForm is evaluating the Relaxed Expressions program as compared to other product development opportunities and is considering stopping future development of the Relaxed Expressions technology due to the challenges and uncertainties described above.

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

Product liability litigation in the medical device industry is common, and from time to time, we may receive complaints or be named in lawsuits claiming that our products failed to provide the desired outcome or were in some manner associated with an adverse outcome for the patient. These claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We maintain product liability insurance with liability coverage limits that we believe is adequate and customary for the nature of our business, and we submit these claims to our insurance carrier. However, we may not have sufficient insurance coverage for all future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

Because our business necessitates frequent interactions with physicians and other healthcare professionals, including financial relationships such as consulting agreements, training programs, and cooperative marketing arrangements, we have implemented a broad-based corporate compliance program which incorporates the standards set forth in the Advanced Medical Technology Association (AdvaMed) Code of Ethics on Interactions with Health Care Professionals. Our compliance program is designed to promote compliance with applicable federal and state healthcare laws by preventing, detecting and responding appropriately to non-compliance. If our past or present activities are found to be in violation of any such laws and regulations, we or our officers may be subject to penalties associated with the violation, including criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Any action against us for an alleged violation of such laws, even if we successfully defend against the action, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If an action was successful or we reached a settlement regarding the action, our reputation and our business and financial condition may be harmed and future activities restricted.

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

We held an annual meeting on December 10, 2009 at our corporate headquarters in San Mateo, California. The Class II director nominees, Chris Dennis, Jeff Nugent and Martin Sutter, were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Chris Dennis	37,797,014	70,531
Jeff Nugent	37,849,760	17,785
Martin Sutter	37,805,586	61,959

The appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2010 was ratified with 37,854,675 votes in favor, 5,869 against and 7,001 abstentions.

ITEM 5.	OTHER INFORMATION

None applicable.

BIOFORM MEDICAL, INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.26+	Settlement Agreement and Mutual Release and amendment to Asset Purchase Agreement by and between the Registrant and Advanced Cosmetic Intervention, Inc. dated October 22, 2009.

10.27	Third Amendment to the 2007 Equity Incentive Plan.

31.01	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.01	Certifications of Chief Executive Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

32.02	Certifications of Principal Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

+	Confidential treatment has been requested for the deleted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForm Medical, Inc.

Date: FEBRUARY 16, 2010	By:	/S/ STEVEN L. BASTA
STEVEN L. BASTA
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

Date: FEBRUARY 16, 2010	By:	/S/ FREDERICK LWEE
FREDERICK LWEE
PRINCIPAL FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)